Form 10-K
period 2006-12-31
Shine Media Acquisition Corp.
filed 2007-04-16
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

SHINE MEDIA ACQUISITION CORP.

 (Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

29 Level, Central Plaza
381 Huai Hai Zhong Road,
Shanghai 200020, China	200020
(Address of Principal	(Zip Code)
Executive Office)

(86) 21 6391 6188
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)
Common Stock Purchase Warrants
(Title of Class)
Units consisting of one share of Common Stock and two
Common Stock Purchase Warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer as of the last business day of the registrant’s most recently completed second fiscal quarter: zero.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Common Stock: par value of $ 0.0001; 8,758,333 shares issued and outstanding on March 20, 2007.

Documents Incorporated by Reference: none

PART I

Item 1. Business

Shine Media Acquisition Corporation (“We”, “Us”, “Our” or “the Company”) is a blank check company organized under the laws of the State of Delaware on June 24, 2005. We were formed to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in the media and advertising industry with their principal operations and business in China.

On July 12, 2005, the Company completed a private placement whereby certain of our officers and directors purchased an aggregate of 1,500,000 shares at $0.017 per share, generating gross proceeds of $25,000. On December 20 and December 27, 2006, we consummated a private placement and our initial public offering of 133,333 units and 6,000,000 units, respectively. Each unit consists of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The units sold in our private placement and initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $800,000 and $36,000,000, respectively. After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the net proceeds to us from the offering and the private placement were $33,617,500. Of this amount, $600,000 was, released to us to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses, and the remaining balance of $33,017,500 was deposited into a trust account, to be used by us only in connection with a business combination. In addition, $900,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated was also deposited into the trust account. As of December 31, 2006, $33,917,500 was in the trust account. On January 25, 2007, we consummated the sale of 900,000 units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s initial public offering. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the trust account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated.

Prior to our initial public offering, we issued certain of our pre-initial public offering stockholders (hereafter, our stockholders prior to the initial public offering, including all of the officers and directors of the Company defined as “Pre-IPO Stockholders”) options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of our outstanding shares (excluding the shares purchased in the private placement) after the offering in the event the underwriters exercise the over-allotment option. Such options were exercisable at $.017 per share. On January 25, 2007, when the Company consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the our initial public offering, these options were fully exercised, and we issued 225,000 shares of our common stock to certain of Pre-IPO Stockholders.

The media and advertising industry in China

We believe the media and advertising industry in China is one of the fastest growing in the world and presents numerous opportunities for consolidation and growth. According to ZenithOptimedia’s March 2006 Advertising Expenditure Forecasts, the advertising sector of the media and advertising industry in China is the largest in Asia excluding Japan, and is expected to grow at a compound annual growth rate that exceeds the rest of Asia, the United States and Europe. In addition, we believe China’s hosting of the Olympic Games in Beijing in 2008 and the International World Exposition in Shanghai in 2010 will benefit its advertising industry. In light of China’s growing number of consumers with rising income and increasing consumer spending, we believe that the media and advertising industry in China represents a highly attractive area in which to consummate a business combination.

The media and advertising industry in China is broadly divided into four general segments:

·Advertising companies. There are two types of advertising companies in China: advertising agencies and advertising sales companies. Advertising agencies create and manage advertising campaigns for their clients. Advertising sales companies sell advertising air time and space on behalf of content-oriented media companies to either advertising agencies or advertisers. Advertising sales companies often have established creative, marketing and sales teams and assist the content-oriented media companies with developing marketing and networking strategies, branding, production, licensing and distribution.

·Display-oriented media companies. These companies are primarily focused on displaying or airing advertising, and include out-of-home advertising networks located in office buildings, elevators and other public places, billboards, bus-stop displays and other outdoor advertising media.

·Internet content and services companies. These companies provide information, search engines, maps or other tools to users and may generate revenues from advertising.

·Content-oriented media companies. These companies provide information and content to consumers and include media such as television, radio, newspapers and magazines. These companies are generally state-owned, and private and foreign ownership is prohibited.

We intend to acquire direct or indirect ownership or control of one or more target businesses in the media and advertising industry in China. Our initial focus will be on acquiring advertising sales companies as we believe that this type of advertising company is likely to have the largest number of potentially attractive acquisition candidates. If we are unable to find advertising sales companies that present us with attractive acquisition opportunities, we will consider opportunities with other companies in the advertising company and display-oriented media company segments of the media and advertising industry, as permitted by Chinese regulations. Subject to compliance with applicable regulations, a foreign entity may directly own Chinese advertising companies and display-oriented media companies.

Regulations in China currently permit foreign entities to own 100% of companies in the advertising industry in China, provided these foreign entities (rather than their directors and/or management) have at least three years of direct operations experience in the advertising industry. If foreign entities establish Chinese-foreign joint venture companies in the advertising industry in China, such foreign entities are required to have at least two years of direct operations experience in the advertising industry. We are a recently organized company that does not currently operate an advertising business and as such do not currently qualify under these Chinese regulations. Therefore, we intend to either acquire ownership of one or more Chinese companies in the advertising industry through a foreign entity that we have acquired majority ownership of (which could, but would not necessarily be, a company organized under the laws of the United States) having the required years of advertising experience outside of China, which would concurrently acquire an equity interest in one or more target businesses, or acquire control of one or more Chinese companies in the media and advertising industry through contractual arrangements with licensed companies operating in China and their owners. We intend to acquire a foreign entity with operations only in the media and advertising industry. Acquiring control through contractual arrangements is typically accomplished with Chinese companies by contract to empower an offshore party, such as us, to designate management of the Chinese company, and by entering into technical and service contractual arrangements so that technical services and other services are provided to the Chinese company in exchange for substantially all of the Chinese company’s net income. We anticipate that any contractual arrangements we enter into will provide that the obligations of the shareholders of the Chinese company to elect and appoint management whom we designate will be secured by their ownership in the Chinese company, and they will be required to transfer their ownership in the entity to us when permitted by PRC laws and regulations. Our concurrent acquisition of a foreign entity with the requisite advertising experience and one or more Chinese companies in the advertising industry would satisfy the requirements under Chinese law and enable us to operate in the advertising industry in China.

Our executive officers and directors have experience in investments, financing, acquisitions and operations in the media and advertising industry. In addition, they have extensive knowledge and expertise in mergers and acquisitions as well as operating and acquiring companies in China. We intend to leverage the industry experience of our executive officers and directors, including their relationships and contacts, to drive our efforts in identifying one or more target businesses in the media and advertising industry in China with which we can consummate a business combination.

Our initial business combination must be with one or more operating businesses whose fair market value, collectively, is equal to at least 80% of our net assets at the time of such acquisition. This business combination may be accomplished by identifying and acquiring a single business or multiple operating businesses contemporaneously. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a company or companies with a fair market value in excess of 80% of our net assets at the time of the acquisition; however, we have no current plans or agreements to enter into any such financing arrangements. We may acquire less than a 100% interest (but will not acquire less than a controlling interest) in one or more target businesses for our initial business combination, in which case the aggregate fair market value of the interest or interests we acquire must equal at least 80% of our net assets at the time of such acquisition. The fair market value of an interest in a target business will be calculated based on the fair market value of the portion of the business we acquire and not on the fair market value of the business as a whole.

Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other entities with whom we engage in business, other than the underwriters, waive any right, title, interest, or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a vendor, prospective target business, or other entity were to refuse to enter into such a waiver, our decision to engage such vendor or other entity or to enter into discussions with such target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

Government Regulation of the Media and Advertising Industry
We intend to acquire direct or indirect ownership or control of an operating business in China that is in the media and advertising industry. The media and advertising industry in China is governed by the State Council, which is the highest authority in the executive branch of China’s central government, and several ministries and agencies under its authority, including the State Administration for Industry and Commerce (“SAIC”), the State Administration of Radio, Film and Television (“SARFT”), the General Administration of Press and Publication (“GAPP”), the Ministry of Culture (“MOC”) and the State Council News Office.

Regulations on Foreign Investment in Media Industry
China’s media industry is subject to government control and censorship. Under the current Chinese legal regime, foreign investment is limited to specific sectors of China’s media industry. China’s commitments in its entry into the World Trade Organization (the “WTO”) involve a gradual expansion of opportunities open to foreign businesses to encourage foreign investment. The State Development and Reform Commission and the Ministry of Commerce (formerly the Ministry of Foreign Trade and Economic Cooperation or MOFTEC) (“MOFCOM”) revised the Catalogue for Guiding Foreign Investment in Industries (the “Foreign Investment Catalogue”) which went into effect January 1, 2005. The Foreign Investment Catalogue classifies all foreign investment projects into one of four categories: encouraged projects, permitted projects, restricted projects and prohibited projects. China has also exceeded its WTO commitments through execution of strategic arrangements with Hong Kong and Macau to promote and facilitate investments and trade between the regions. These economic partnership arrangements: Mainland China Closer Economic Partnership Arrangement, effective June 2003, and Mainland China and Macau Closer Economic Partnership Arrangement, effective October 2003, are collectively referred to as “CEPA”.

On July 6, 2005, MOC, SARFT, GAPP, the State Development and Reform Commission and MOFCOM formulated and implemented Certain Opinions on the Introduction of Foreign Investment in Cultural Fields (the “Opinions”), which provide an overall framework with respect to foreign investments in the Chinese media and other cultural sectors. The Opinions specify the areas in which foreign investments are permitted or prohibited in accordance with China’s commitments regarding its entry into the WTO. Under the Opinions, foreign investment in the media sector is permitted in the areas of printing of packaging and decorating materials, redistributing books, newspapers, periodicals, producing of recordable disks, duplication of read only disks, and engaging in works of art and the construction and operation of performance sites, cinema, event brokerage agencies and movie technology. However, foreign investment is prohibited in any form in areas such as news agencies, radio or television stations, radio and television networks, radio and television program production and broadcasting, movie production, the operation of internet cultural institutions, on-site internet access provision services (excluding Hong Kong and Macao investors), entertainment performance groups, the importation and distribution of movies, video projection, the publication, central distribution and importation of audio-video products and electronic publication and internet-based audio-video program services, news website and internet publication. The Opinions emphasize that foreign investors cannot indirectly enter such prohibited areas through business operations in the permitted areas of redistribution of publications, printing, advertising and renovation of cultural facilities.

Pursuant to the Tentative Regulations on Establishment of Foreign-Invested Printing Enterprises issued by GAPP and MOFCOM, effective January 2002, foreign investors are permitted to establish Chinese-foreign joint ventures that print publications and other materials provided that Chinese investors in such joint ventures hold majority ownership or a controlling position. In addition, foreign investors are permitted to establish wholly owned subsidiaries to engage in the printing of packaging and decorating materials.

Pursuant to the Administrative Measures on Foreign-Invested Enterprises in Redistribution of Books, Newspapers and Periodicals issued by GAPP and MOFCOM, effective May 2003, foreign investors are permitted to establish wholly foreign owned redistribution companies that redistribute and sell, on the wholesale or retail level, books, newspapers or periodicals that have already been published by a licensed content-oriented media company in China.

Based on the opinions and pursuant to the Tentative Regulations on Foreign Investment in Cinemas issued by SARFT, MOC and MOFCOM, effective January 2004, foreign investors are permitted to establish Chinese-foreign joint ventures that engage in the construction and operation of cinemas, provided that Chinese investors in such joint ventures hold majority ownership or a controlling position. In addition, pursuant to two supplemental regulations that became effective in May 2005 and February 2006, respectively, Hong Kong and Macau investors qualified under CEPA are permitted to establish wholly owned subsidiaries to engage in the construction, renovation and operation of cinemas in China, retroactive to January 1, 2005. Such wholly owned subsidiaries are permitted to organize or relocate cinemas in different locations to engage in film projection, retroactive to January 1, 2006.

Based on the Opinions and pursuant to the Administrative Measures on Chinese-Foreign Cooperative Audio-Video Products Redistribution Joint Ventures issued by MOC and MOFCOM, effective January 2004, foreign investors are, without prejudice to the Chinese government’s right to examine the content of audio and video products, permitted to establish cooperative joint ventures that engage in the wholesale, retail and lease of audio-video products, provided that Chinese investors hold a controlling position in such joint ventures. In addition, Hong Kong and Macau investors qualified under CEPA are permitted to hold majority ownership in equity or contractual joint ventures that engage in such redistribution business.

Based on the opinions and pursuant to the Tentative Regulations on Access and Operation Qualification for Movie Enterprises issued by SARFT and MOFCOM, effective November 2004, foreign investors are permitted to establish Chinese-foreign joint ventures that engage in movie technology, provided that Chinese investors in such joint ventures hold majority ownership or a controlling position. Pursuant to the supplemental regulations that became effective in May 2005, Hong Kong and Macau investors qualified under CEPA have been permitted to establish wholly owned subsidiaries to engage in the distribution of domestic movies in China, retroactive to January 1, 2005.

Regulations on Advertising Industry
The Advertising Law, which was promulgated by the Standing Committee of the National People’s Congress and became effective in February 1995, serves as the cornerstone of China’s advertising industry. SAIC is the government authority in charge of the advertising industry. Companies in the advertising company and display-oriented media segments of the advertising industry are primarily governed by the Advertising Law and the SAIC and, therefore, are regulated in the same manner as the advertising industry, as described below.

Regulations on foreign investment in advertising industry
In addition to the Foreign Investment Catalogue, foreign investment in China’s advertising industry is specifically governed by the Administrative Regulations on Foreign-Invested Advertising Enterprises issued by SAIC and MOFCOM, effective March 2004, which currently permit foreign investors to own a 100% equity interest in advertising companies in China, but such foreign entities will also be required to have at least three years of experience in the advertising industry. If foreign investors establish Chinese-foreign joint venture companies in the advertising industry in China, such foreign investors are required to have at least two years of direct operations experience in the advertising industry. Since we have not been involved in advertising for the required number of years, we intend to acquire a target company or companies by either acquiring simultaneously with the target business or businesses a foreign entity that has the required years of experience, or entering into contractual arrangements with affiliated entities in China to hold the required licenses to operate an advertising sales company. See the subheading of this section entitled “—Alternative Structures to Comply with Regulations on Media and Advertising Industry” for more information. In addition, Chinese laws and regulations do not permit the transfer of any approvals, licenses or permits, including business licenses containing a scope of business that permits engaging in the advertising business.

Regulation of advertising services
In addition to the Advertising Law, principal regulations governing advertising services in China include: (i) the Advertising Administrative Regulations promulgated by the State Council, effective December 1987; and (ii) the Implementing Rules for the Advertising Administrative Regulations revised by SAIC, effective January 2005. These regulations stipulate that companies that engage in advertising activities must obtain a business license from the SAIC or its local branches that specifically includes operating an advertising business within its business scope. Companies conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation.

Advertising content
Chinese advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on, among other things, misleading content, superlative wording, socially destabilizing content, or content involving obscenities, the supernatural, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via radio, television, film broadcasts, newspapers or periodicals. It is also prohibited to display tobacco advertisements in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, veterinary pharmaceuticals, foodstuff, alcohol, cosmetics and others. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspaper, periodical and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by Chinese advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable law. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents in connection with any advertisements and verify that the content of such advertisements comply with applicable Chinese laws and regulations. In addition, prior to distributing advertisements for certain commodities that are subject to government censorship and approval, advertising distributors are required to ensure that governmental review has been performed and approval obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, SAIC or its local branches may order violators to cease their advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

Government Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions
Foreign Currency Exchange

Pursuant to the amended Administrative Regulations on Foreign Exchange, effective January 1997, and various additional regulations issued by China’s State Administration of Foreign Exchange (“SAFE”), for current account transactions, such as payment for purchase of goods and services, Chinese RMB can be freely converted into foreign currency and transferred out of China through any designated foreign exchange bank. However, evidence in the form of contracts, invoices and, in some cases, government registration certificates, must be presented to the foreign exchange bank at the time of such conversion or transfer. Approval by SAFE or its local office is required for certain capital account transactions, such as equity investments and loans, conversion of foreign currency into Chinese RMB or Chinese RMB into foreign currency, and distributions thereof into or out of China.

Within China, all payments must be made in Chinese RMB. Unless otherwise approved, Chinese companies must repatriate foreign currency payments received from abroad into China. Foreign invested entities, which we will be following a business combination, are permitted to retain foreign currency in accounts with designated foreign exchange banks, subject to a maximum amount set by SAFE.

Recent SAFE Regulations

On October 21, 2005, SAFE issued the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Financing and Backtrack Investment Through Offshore Special Purpose Vehicles (Huifa[2005]No.75) (the “Circular”), which allows Chinese residents and companies, by using their assets or equity interests held in a Chinese domestic enterprise, to directly establish or indirectly gain control over special purpose vehicles outside of China for fund raising purposes and make a related investment back into a domestic Chinese company.

The Circular requires that a domestic resident or company who establishes special purpose vehicles outside of China, or gains indirect control over special purpose vehicles outside of China by means of purchase, trust, nominee holding, voting right, share repurchase or convertible bond, must make a foreign exchange registration at a local SAFE branch prior to its establishment of or gaining control over such special purpose vehicles and must follow the foreign exchange registration amendment procedures with regard to any change of its equity interest in the special purpose vehicle. Domestic residents or companies are obligated to apply to SAFE to revise the foreign exchange registration or filing with SAFE as a result of any material capital changes of a special purpose vehicle. A domestic resident’s or company’s foreign exchange earnings obtained in the form of profit, dividend or capital change from a special purpose vehicle must be fully remitted back to China within 180 days after the receipt of such amount. Failure to comply with the registration requirements described in the Circular could result in liability under Chinese law for foreign exchange evasion. The Circular became effective on November 1, 2005.

Alternative Structures to Comply With Regulations in the Media and Advertising Industry

Due to the regulations in China discussed under the subheading of this section entitled “Regulations on Advertising Industry—Regulations on foreign investment in advertising industry,” we intend to acquire either ownership or control of one or more Chinese advertising businesses through a foreign entity having the requisite years of advertising experience outside of China which we would cause to concurrently acquire one or more Chinese advertising businesses, or by entering into contractual arrangements with a Chinese media or advertising business.

Concurrent Acquisition of Foreign and Chinese Advertising Businesses

We may acquire a foreign entity that has the requisite years of advertising experience outside of China, which we would cause to concurrently acquire one or more Chinese advertising businesses. According to current regulations in China, foreign entities (rather than their directors or management) must have two years of direct operations experience in the advertising industry when establishing a joint venture advertising company with a Chinese partner and must have three years of experience when establishing a wholly foreign owned advertising company. In addition, these foreign entities must be reputable and in good standing in their jurisdiction of incorporation. We believe numerous foreign entities are available that satisfy these regulations and can be acquired by us at a cost that will not materially affect our ability to concurrently complete a business combination with one or more advertising businesses in China. However, if the cost of acquiring a foreign entity, including due diligence and other expenses related to an acquisition, is materially greater than we expect, we may not have sufficient funds available to complete our acquisition of one or more Chinese advertising businesses. We may also face logistical difficulties when attempting to coordinate the concurrent purchase of a foreign entity and one or more Chinese advertising companies.

Contractual Arrangements
We may enter into a business combination in which we, our subsidiaries and/or affiliates, and the target business (the “Chinese Operating Company”) and its shareholders enter into a series of contracts that are designed to secure for us economic benefits and accounting treatment substantially equivalent to full ownership. Acquiring control through contractual arrangements is typically accomplished with Chinese companies by contract to empower an offshore party, such as us, to designate management of the Chinese company, and by entering into technical and service contractual arrangements so that technical services and other services are provided to the Chinese company in exchange for substantially all of the Chinese company’s net income. We anticipate that any contractual arrangements we enter into will provide that the obligations of the shareholders of the Chinese company to elect and appoint management whom we designate will be secured by their ownership in the Chinese company, and they will be required to transfer their ownership in the entity to us when permitted by PRC laws and regulations. In exchange for our payment of the acquisition consideration, the Chinese Operating Company would be owned 100% by Chinese residents whom we designate (the “Nominees”). The Chinese Operating Company would continue to hold the requisite advertising or other media licenses.
These contractual arrangements would be designed to provide the following:

●	We would be able to exert effective control over the Chinese Operating Company;
●	A substantial portion of the economic benefits of the Chinese Operating Company would be transferred to us; and
●
We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the Chinese Operating Company owned by the Nominees, or all or part of the assets of the Chinese Operating Company, in each case when and to the extent permitted by Chinese regulations.

Agreements that transfer economic benefit to us

Pursuant to the contractual arrangements we may enter into with the Chinese Operating Company, we would establish a new subsidiary in China (the “Chinese Subsidiary”) which would provide technology, technical support, consulting and related services to the Chinese Operating Company in exchange for fees, which are designed to transfer to us substantially all of the economic benefits of ownership of the Chinese Operating Company. Examples of the types of agreements into which these entities may enter include:

●
A technical services agreement, pursuant to which the Chinese Subsidiary licenses technology, and provides technical support and consulting services for the operations of, the Chinese Operating Company for a fixed monthly fee; and

●
A trademark license agreement with the Chinese Operating Company, pursuant to which the Chinese Subsidiary provides a non-exclusive license for the use of its trademarks and brand name by the Chinese Operating Company in exchange for a monthly license fee.

Agreements that provide effective control over the Chinese Operating Company
If we decide to pursue this structure and are able to consummate it, we may enter into the following agreements with the Chinese Operating Company and the Chinese Subsidiary that will be designed to provide us with effective control over the Chinese Operating Company:

●
A voting rights proxy agreement, pursuant to which the Nominees will grant us, or our designee, the right to appoint directors and senior management of the Chinese Operating Company and its subsidiaries and to exercise all of their other voting rights as shareholders of the Chinese Operating Company; and

●	A call option agreement, pursuant to which:
●	The Chinese Operating Company may not enter into any transaction that could materially affect its assets, liabilities, equity or operations without our prior written consent;
●	The Chinese Operating Company will not distribute any dividends without our prior written consent;
●
We or our designee will have an exclusive option to purchase all or part of the equity interests in the Chinese Operating Company or all or part of the assets of the Chinese Operating Company, in each case when and to the extent permitted by Chinese regulations and

●
An equity pledge agreement pursuant to which each Nominee will pledge his or its equity interest in the Chinese Operating Company and any subsidiary, to the Chinese Subsidiary to secure their obligations under the relevant contractual control agreements, including but not limited to, their obligations under the technical services agreement and trademark license agreement described above and any similar agreements, and each of them will agree not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in the Chinese Operating Company and any subsidiary without our prior written consent.

Subject to its review of the legal documents to be entered into to implement the above contractual arrangements, Zhong Lun Law Firm, our legal counsel in China, is of the opinion that:

●	The basic ownership structure described above, standing alone, is in compliance with existing Chinese laws and regulations; and
●	The contractual arrangements as contemplated and described above, standing alone, will not result in any violation of Chinese laws and regulations currently in effect.

We have been advised by our legal counsel in China, however, that there are substantial uncertainties regarding the above structure and the contractual arrangements, taken as a whole, in light of the current and future laws and regulations in China. In particular, we note that the Ministry of Information Industry of China promulgated a circular on July 26, 2006 called the “Circular on Strengthening the Administration of Foreign Investment in Value-added IT Business.” This circular prohibits certain contractual arrangements that had been used by foreign investors to by-pass foreign investment restrictions in Chinese “value-added” telecommunications companies, including internet and wireless providers. Although this circular does not directly affect us because we do not intend to acquire a telecommunications company and the Ministry of Information Industry does not oversee the media and advertising industry, the promulgation of the circular marks greater scrutiny by the Chinese government of the types of contractual arrangements that we may use to effect a business combination. Accordingly, there can be no assurance that the Chinese regulatory authorities, in particular the SAIC, which regulates advertising companies, will not in the future take a view that is contrary to the above opinion of our legal counsel in China. We have been further advised by such counsel that if the Chinese government finds that the agreements that we may use to establish the structure for operating our advertising business do not comply with government restrictions on foreign investment in advertising businesses, we could be subject to severe penalties, which include revoking the business and operating licenses of our target business, discontinuing or restricting the operations of our target business, imposing conditions or requirements with which we may not be able to comply, levying fines, requiring us to restructure the relevant ownership structure or invalidating the contractual obligations which created our corporate structure and/or unwinding the business combination. If the contractual arrangements with the Chinese Operating Company are invalidated, we may be deprived of the economic benefits of these arrangements, and any economic benefit we previously received under such contracts may be forfeited. In addition, if we provide funds to the Nominees for them to acquire or finance the Chinese Operating Company, such Nominees may not be able to convert such funds into foreign currency (including U.S. dollars) and transfer them out of China. We intend to obtain a legality opinion from legal counsel in China regarding the structure of our initial business combination prior to the vote by our stockholders.

Effecting a business combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time until we enter into a business combination. To date, we have not selected any target business with which to seek a business combination. Our officers and directors are currently engaged in discussions on our behalf with representatives of other companies regarding the possibility of a business combination with us.

Sources of target businesses

We anticipate that our officers and directors, as well as their affiliates, will bring to our attention target business candidates of which they become aware through their business contacts. Members of our management team will advise their contacts that we intend to seek an acquisition. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers, together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. Our officers and directors have agreed that they will not recommend to our stockholders that they approve a business combination with an entity that is affiliated with any of our officers or directors, or that is an entity in which any of our officers, directors or Pre-IPO Stockholders, or any of their respective affiliates, has a direct or indirect investment. Neither we, nor any of our officers, directors or stockholders, has had any discussion with any affiliate of our officers, directors or stockholders, regarding a possible business combination between us and any potential target business.

Target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, consultants, and/or financial service institutions we may engage and other members of the financial community who are aware that we are seeking a business combination, through public relations and marketing efforts, direct contact by management, or other similar efforts, and who may present solicited or unsolicited proposals. Finders or brokers fees will customarily be tied to the consummation of a business combination (and would be in the case of an unsolicited proposal) and we may pay fees whether or not a business combination is consummated. The fees to be paid to such persons will be a percentage of the fair market value of the transaction. Any fee to a finder or broker will be determined in an arm’s length negotiation between the finder or broker and us. While we do not presently anticipate engaging the services of professional firms that specialize in acquisitions, we may decide to engage such firms in the future. Such compensation may be paid from the offering proceeds not held in trust.  While we may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses, in no event will we pay any of our Pre-IPO Stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our Pre-IPO Stockholders will receive any finder’s fee, consulting fees, or any similar fees from any person or entity in connection with any business combination involving us, other than any compensation or fees that may be received for any services provided following such business combination.

Selection of target businesses and structuring of a business combination

Subject to the requirement that our initial business combination must be with one or more operating businesses with a collective fair market value that is at least 80% of our net assets at the time we acquire such company or obtain control, our management will have virtually unrestricted flexibility in identifying and selecting prospective target businesses in the media and advertising industry in China. In evaluating a prospective target business (other than a business we may acquire to satisfy Chinese regulations regarding direct operational experience in the advertising industry outside of China), our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

●	Financial condition and results of operation;
●	Growth potential;
●	Experience and skill of management and availability of additional personnel;
●	Capital requirements;
●	Competitive position;
●	Barriers to entry into the media and advertising industry in China;
●	Stage of development of the products, processes or services;
●	Degree of current or potential market acceptance of the products, processes or services;
●	Proprietary features and degree of intellectual property or other protection of the products, processes or services;
●	Regulatory environment of the industry; and
●	Costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we intend to conduct an extensive due diligence review, which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our Pre-IPO Stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

In addition, since our business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we will need to convince the sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Fair market value of target business

The initial target business or businesses in which we acquire ownership or obtain control must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition. We may acquire less than a 100% interest (but will not acquire less than a controlling interest) in one or more target businesses for our initial business combination, in which case the aggregate fair market value of the interest or interests we acquire must equal at least 80% of our net assets at the time of such acquisition. The fair market value of an interest in a target business will be calculated based on the fair market value of the portion of the business we acquire and not on the fair market value of the business as a whole. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a company or companies with a fair market value in excess of 80% of our net assets at the time of the acquisition; however, we have no current plans or agreements to enter into any such financing arrangements. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, or if a conflict of interest exists, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. If we do obtain the opinion of an investment banking firm, a summary of the opinion will be contained in the proxy statement mailed to stockholders in connection with obtaining approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, information about how stockholders will be able to obtain a copy of the opinion from us will be contained in the proxy statement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value, if our board of directors independently determines that the target business has sufficient fair market value and no conflict of interest exists.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one, or perhaps, two business combinations, although this may entail simultaneous acquisitions of several entities at the same time. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure, and other legal issues and closings with multiple target businesses. In addition, we would be exposed to the risk that conditions to closing with respect to the acquisition of one or more target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required fair market value threshold of 80% of net assets. Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of a single business. Unlike other entities that may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, we may not have the resources initially to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●
Subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

●	Result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, since our business combination may entail the acquisition of several entities at the same time and may be with different sellers, we will need to convince the sellers to agree that the purchase of their entities is contingent upon the simultaneous closings of the other acquisitions.

Plan of dissolution and liquidation if no business combination

If we do not complete a business combination by June 27, 2008, or by December 27, 2008 if the extension criteria (as described herein ) have been satisfied, we will dissolve and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of up to $600,000 interest made available to search for and consummate an acquisition and taxes payable), plus any remaining net assets. These liquidation provisions, which are contained in the investment management trust agreement cannot be amended without the affirmative vote of 100% of the public stockholders. The provisions are also set forth in our certificate of incorporation, an amendment to which requires the affirmative vote of 95% of the shares sold in the initial public offering and the private placement. We view these provisions as obligations to our investors and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions. These provisions are intended to protect our stockholders by requiring the vast majority of our public stockholders to vote in favor of such a change in order for it to become effective. However, these provisions make it difficult for us to amend our third amended and restated certificate of incorporation, which means that we would most likely be unable to extend the amount of time available to us to engage in a business combination, even if we were unable to consummate a transaction with an attractive target business in the allotted time. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our third amended and restated certificate of incorporation, our board of directors has agreed to effect our dissolution after the expiration of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders. Our stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the initial public offering, including those purchased in the private placement, and to vote their shares of common stock in favor of any plan of dissolution and distribution which we will submit to a vote of our stockholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of our funds outside the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.65, or approximately $0.35 less than the per-unit offering price of $6.00. Because the initial per-share redemption price is lower than the $6.00 per-unit offering price and may be lower than the market price of the common stock on the date of conversion, there may be a perceived disincentive on the part of public stockholders to exercise their conversion rights. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Although we will seek to have all vendors, prospective target businesses or other entities we engage, other than the underwriters, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would consider the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver, or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our Chief Executive Officer and Chief Financial Officer have agreed to indemnify us for any claims of a third party if such third party did not execute a waiver of claims against the trust account, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account. We have not independently verified whether such persons have sufficient funds to satisfy their indemnification obligations. Therefore, we cannot assure you that they will be able to satisfy those obligations. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than the $5.65 plus interest (net of taxes payable and up to $600,000 of interest which may be released to us), initially placed in the trust due to claims of creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Pursuant to, among other documents, our third amended and restated certificate of incorporation, if we do not complete a business combination by June 27, 2008, or by December 27, 2008 if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable and up to $600,000 of interest earned on the trust account that may be released to us to fund our working capital). Our Pre-IPO Stockholders have waived their rights to participate in any liquidation distribution with respect to the shares they acquired prior to our initial public offering and have also agreed to vote in favor of any plan of dissolution and distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of dissolution and liquidation, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to June 27, 2008, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction by December 27, 2008, our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law, any liability of the stockholder would be barred with regard to any claim against the corporation on which an action, suit or proceeding is not begun prior to the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims may be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. However, in order to make liquidating distributions to our public stockholders as soon as reasonably practicable following our dissolution, it is likely that we will seek stockholder approval to dissolve and liquidate in accordance with Section 281(b) of the Delaware General Corporation Law, which requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years, which could force us to use monies held in trust to pay the claims of creditors in order to dissolve. If stockholder vote to dissolve us under Section 281(b), however, our stockholders could potentially be liable for an action, suit or proceeding brought against us after the third anniversary of our dissolution.

Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, consultants, analysts, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Although we cannot predict with certainty every potential claim or lawsuit that may be brought against us, what waiver agreements we will be able to enter into, if any, the amount of expenses in excess of our funds outside the trust account, or the ability of Mr. Chen or Mr. Ong to indemnify the trust account, we believe that it is not likely that any claim would result in any liability extending to the trust account due to our limited operations and our intent to obtain waivers from vendors and potential target businesses.

We expect that all costs associated with the implementation and completion of our plan of dissolution and distribution, which we currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account, although we cannot assure you that there will be sufficient funds for such purpose.

We currently believe that any plan of dissolution and distribution would proceed in the following manner:

●
our board of directors will, consistent with its obligations described in our third amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time our board of directors will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board of directors’s recommendation of such plan;

●	promptly after reaching the deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission;

●
if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

●
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our third amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of December 27, 2008 (assuming that the period in which we need to consummate a business combination has been extended, as provided in our third amended and restated certificate of incorporation), the proxy statement related to such a business combination will also seek stockholder approval for our board of directors’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to December 27, 2008, our board of directors will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with theirs which may limit our ability to compete in acquiring certain sizable target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

●
Our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

●	Our obligation to convert for cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

●	Our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

●
The requirement to acquire an operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition could require us to acquire several companies or closely related operating businesses at the same time, all of which acquisitions would be contingent on the closings of the other acquisitions, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is, or our target businesses are, privately held, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring such target business or businesses with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business or target businesses. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four officers, one of whom is also a member of our board of directors. These individuals are not obligated to contribute a minimum number of hours per week to our matters as the nature of identifying and negotiating with a target business or target businesses may require extensive time commitments at certain stages and very little at others. However, these individuals intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate as well as the stage of a potential business combination, although we expect each of them to devote a minimum of approximately ten hours per week to our business during the target identification stage, and close to fulltime during negotiations of a business combination. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our securities under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent accountants.

We will not acquire a target business if it does not have financial statements that are prepared in accordance with, or which can be reconciled to, and audited in accordance with United States GAAP. Additionally, our management will provide stockholders with the audited financial statements as part of the proxy solicitation materials to assist them in assessing each specific target business we seek to acquire. Our management believes that the requirement of having available financial information for a target business may limit the pool of potential target businesses available for acquisition.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors

Risks Associated With Our Business

We are a development stage company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the media and advertising industry with their principal operations and business in China. We will not generate any revenues until, at the earliest, after the consummation of a business combination, and we cannot assure you as to when, or if, a business combination will occur.

If we are not able to consummate a business combination within the required time frame, we will be forced to liquidate, and, upon distribution of the trust account, our public stockholders will receive less than $6.00 per share, and our warrants will expire with no value.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition within 18 months after the consummation of our initial public offering, which was completed on December 27, 2006 (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering, and the business combination has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We do not have any specific merger, capital stock exchange, asset or stock acquisition or other similar business combination under consideration, and neither we, nor any affiliate, attorney, agent or representative acting on our behalf, has had any contacts or discussions with any target business regarding such a transaction or taken any direct or indirect measures to locate or search for a target business.

If we are unable to complete a business combination and forced to liquidate our assets, the per-share liquidation amount will be approximately $5.65 (based upon amounts originally placed in the trust account (assuming that the trust account is not reduced due to claims of creditors)) plus interest (net of taxes payable and up to $600,000 of interest earned on the trust account that may be released to us to fund our working capital), because of the expenses of offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, and, accordingly, the warrants will expire with no value if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.

Since the net proceeds of the offering are intended to be used to complete a business combination with one or more operating businesses that have not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the Securities and Exchange Commission, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited in the trust account (interest earned on the trust account may be used to pay taxes and up to $600,000 of such interest may be used for working capital purposes). Because we are not subject to Rule 419, a certain portion of the interest earned on the funds deposited in the trust account will be released to us to fund our working capital, or paid to the underwriters in the event that we consummate a business combination. Further, our units will be immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

If third parties bring claims against us, the proceeds held in trust could be reduced, and the per-share liquidation amount received by stockholders could be less than $5.65 per unit.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we hire or do business with, other than the underwriters, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. If we are unable to complete a business combination and are forced to liquidate and distribute the proceeds held in trust to our public stockholders, David Y. Chen, our Chief Executive Officer and President, and Hock S. Ong, our Chief Financial Officer have agreed to indemnify us for any claim of a third party if such third parties did not execute a waiver of claims against the trust account, but only to the extent that there would be a reduction in the trust account. We have not independently verified whether such persons have sufficient funds to satisfy their indemnification obligations. Therefore, we cannot assure you that they will be able to satisfy those obligations. In addition, since we currently anticipate complying with Section 281(b) of the Delaware General Corporation Law if we are forced to dissolve, we would be required to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years, which could force us to use monies held in trust to pay creditors in order to dissolve. In the event that our board of directors recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

The procedures we must follow under Delaware law and our third amended and restated certificate of incorporation if we dissolve and liquidate may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Pursuant to, among other documents, our third amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months after the consummation of our initial public offering if the extension criteria have been satisfied, we will be required to dissolve, liquidate and wind up in compliance with the provisions of the Delaware General Corporation Law. In addition, in the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, in accordance with the provisions of the Delaware General Corporation Law, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Our stockholders may be held liable for claims of third parties against us to the extent of distributions received by them in connection with the dissolution of the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law, any liability of the stockholder would be barred with regard to any claim against the corporation on which an action, suit or proceeding is not begun prior to the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims may be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. However, in order to make liquidating distributions to the holders of our common stock sold in our initial public offering as soon as reasonably practicable following our dissolution, it is likely that we will seek stockholder approval to dissolve and liquidate in accordance with Section 281(b) of the Delaware General Corporation Law, which requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years, which could force us to use monies held in the trust account to pay the claims of creditors in order to dissolve. If stockholder vote to dissolve us under Section 281(b), however, our stockholders could potentially be liable for an action, suit or proceeding brought against us after the third anniversary of our dissolution.

Since we have not selected any target businesses with which to complete a business combination, investors would not be able to ascertain the merits or risks of any particular target business’ operations before deciding to invest.

Since we have not yet identified any prospective target businesses, investors have no current basis to evaluate the possible merits or risks of any particular target business’ operations. If we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in any target business.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds of our initial public offering and the private placement only $600,000 was initially available to us outside the trust account to fund our working capital requirements. Accordingly, we are dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination (which would not be available to us if we were subject to Rule 419 of the Securities Act of 1933, pursuant to which all interest earned on the trust account would have to remain in the trust account). While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $600,000 for such purpose and to repay working capital loans from management, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

A significant portion of the net offering proceeds not held in the trust account could be expended in pursuing business combinations that are not consummated, requiring us to find additional sources of working capital to continue to identify target businesses.

It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that at least 20% of our public stockholders vote against the transaction and exercise their conversion rights even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and engage in a business combination with another business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Since August 2003 through February 2007, based upon publicly available information, approximately 87 similarly structured blank check companies have completed initial public offerings and numerous others have filed registration statements. Of these companies, only 23 companies have consummated a business combination, while 21 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. In addition, there are 2 blank check companies seeking a business combination in the media or advertising industry in China and 13 blank check companies (companies which have completed their initial public offering) seeking a business combination in China that are not restricted to a particular industry. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, will increase demand for privately-held companies to combine with companies structured similarly to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to dissolve and liquidate.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our units at any time after the warrants become exercisable (including any warrants issued upon exercise of Merriman Curhan Ford & Co.’s unit purchase option) in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, with such designations, rights and preferences as may be determined from time to time by our board of directors. As of March 20, 2007, there are 65,095,001 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Merriman Curhan Ford & Co., the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of March 20, 2007 to issue our securities, we were formed to acquire a business through merger capital stock exchange, asset or stock acquisition or other similar business combination and may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock, including upon conversion of any debt securities:

●	May significantly reduce the equity interest of current investors;
●
Will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

●	May adversely affect prevailing market prices for our common stock.

Similarly, the incurrence of debt:
●	May lead to default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;
●
May cause an acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

●	May create an obligation to immediately repay all principal and accrued interest, if any, if the debt security was payable on demand; and
●
May hinder our ability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Some or all of our current officers and directors may resign upon consummation of a business combination, and we will have only limited ability to evaluate management of the target business.

Our ability to successfully effect a business combination will be completely dependent upon the efforts of our key personnel. The future role of our current officers and directors following a business combination, however, cannot presently be fully ascertained. Although it is possible that some of our key personnel, particularly our directors, our chief executive officer, president, and chief financial officer will remain in senior management or advisory positions with a target business following a business combination, it is likely that some or all of the management of a target business at the time of a business combination will remain in place. Moreover, our current management will likely only remain with us after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which negotiations will take place with our directors at the time of such business combination and which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we were to consummate a business combination in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target business were to control us following the business combination, it may be less likely that our current management would remain with us unless it had been negotiated as part of the transaction through the acquisition agreement, an employment agreement or other arrangement. If members of our management negotiate post-acquisition employment terms acceptable to them with respect to a potential business combination, they may look unfavorably upon or reject another potential business combination where the target business’ owners refuse to retain members of our management, thereby resulting in a conflict of interest. While we intend to closely scrutinize any candidates for management after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as with United States securities laws, and we would have to expend time and resources to familiarize them with such requirements and laws. This could be expensive and time-consuming and could lead to various regulatory issues which may result in our operations becoming less efficient.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are now, and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination and two of our directors intend to be principals in another “blank check” company. In addition, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Due to these affiliations, our officers and directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause conflicts of interest. For a complete discussion of our management’s business affiliations and the potential conflicts of interest of which you should be aware, see the sections entitled “Directors, Executive Officers and Corporate Governance-Directors and Executive Officers” and “Certain Relationships and Related Transactions and Director Independence—Conflicts of Interest”. We cannot assure you that these conflicts will be resolved in our favor.

All of our Pre-IPO Stockholders, which includes all our officers and directors, own shares of our common stock which will not participate in the liquidation of the trust account and have agreed to purchase warrants which will expire worthless if we do not consummate a business combination, and therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our Pre-IPO Stockholders, which includes all our officers and directors, own shares of our common stock which were issued in connection with our formation and the private placement, as to which they have waived their right to receive distributions upon the liquidation of the trust account if we fail to complete a business combination. Additionally, Kerry Propper China Media Investment Co., Inc., an entity wholly owned and controlled by Kerry Propper, has agreed with the representative of the underwriters that, within the 45 day period beginning 60 days after the end of the “restricted period” under Regulation M, it or its affiliates or designees will place bids for and, if such bids are accepted, purchase up to 500,000 warrants in the open market at prices not to exceed $0.40 per warrant, provided separate trading of the warrants has commenced. These warrants, like the warrants purchased as part of the units sold in the private placement, will expire worthless if we do not consummate a business combination. The personal and financial interests of our Pre-IPO Stockholders may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our Pre-IPO Stockholders’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our Pre-IPO Stockholders, which includes all of our officers and directors who hold shares, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account (or released to us as interest income) unless the business combination is consummated. The amount of available proceeds is based on management estimates of the funds needed for operations and to consummate a business combination, and those estimates may prove to be inaccurate. The financial interest of our officers and directors could influence their motivation in selecting a target business as certain business combinations may involve the repayment of expenses while others may not. For instance, our officers and directors may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount outside the trust account, which if not agreed to by the target business’ owners, could cause our officers and directors to view such potential business combination unfavorably, thereby resulting in a conflict of interest. As a result, our officers and directors may have a potential conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

Our initial business combination may be with a single target business, which may cause us to be solely dependent on a single business and a limited number of services.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of the consummation of the transaction. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a company or companies with a fair market value in excess of 80% of our net assets at the time of the acquisition; however, we have no current plans or agreements to enter into any such financing arrangements. We may not be able to consummate more than one business combination because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we also face the risk that conditions to closing with respect to the acquisition of multiple transactions are not satisfied, which could bring the fair market value of the initial business combination below the required fair market value threshold of 80% of our net assets. In addition, because our business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we will need such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

If we consummate a business combination with only one target business meeting the 80% threshold, we may not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering , the private placement and exercise of the over-allotment option by the underwriters, will be sufficient to allow us to consummate a business combination, as we have not yet identified any prospective target businesses, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering, the private placement and exercise of the over-allotment option by the underwriters prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds not held in trust (or interest income related to us), or because we become obligated to convert for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to dissolve and liquidate the trust account as part of our plan of dissolution and distribution, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business or target businesses. The failure to secure additional financing could result in our inability to effectuate our business plan for the development or growth of the target business. None of our officers, directors or stockholders are required to provide any financing to us in connection with or after a business combination.

Any exercise by our Pre-IPO Stockholders of their registration rights may substantially reduce the market price of our common stock, and the existence of these rights may make it more difficult to effect a business combination.

Our Pre-IPO Stockholders are entitled to demand that we register the resale of their initial shares of common stock at any time after the date on which their shares are released from escrow, which will not be before December 20, 2009, except in limited circumstances. In addition, our officers and directors are entitled to demand that we register the resale of the private placement units, and the shares of common stock and warrants included in the private placement units, at any time after we consummate our initial business combination. If our Pre-IPO Stockholders exercise their registration rights with respect to all of their shares of common stock, including those shares of common stock purchased in the private placement, then there will be an additional 2,124,999 shares of common stock (which amount includes 266,666 shares of our common stock issuable upon exercise of outstanding warrants and the exercise of the Pre-IPO Stockholders’ options of 225,000 common stock) eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of a target business, as the stockholders of such target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect the exercise of these rights may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by the National Association of Securities Dealers, Inc., or NASD, not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange. We cannot assure you, however, that the securities will continue to be quoted by the OTC Bulletin Board or any other market in the future. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

●	Restrictions on the nature of our investments; and
●	Restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.

In addition, burdensome requirements may be imposed on us, including:

●	Registration as an investment company;
●	Adoption of a specific form of corporate structure; and
●	Reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders as part of our plan of dissolution and distribution. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and distribution and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we may be deemed to have no” independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Under the policies of NASAA, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account plus interest released to us from the trust account for working capital, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination, which may have the effect of reducing the available proceeds not deposited in the trust account plus interest released to us from the trust account for working capital, available for reimbursement of out-of-pocket expenses incurred on our behalf. We will not require, however, that the reimbursement of out-of-pocket expenses be included as a term or condition in any agreement with respect to a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, our revenues and profits could be reduced, and the price of our stock held by the public stockholders could decrease.

Risks Relating to Regulation of the Corporate Structures We May Use in Connection With an Acquisition

We may not be able to locate and acquire a foreign advertising company with the requisite experience which would allow us to directly invest in the Chinese advertising industry, and even if we are successful, we may not be able to coordinate the concurrent purchase of one or more Chinese advertising companies.

Chinese regulations currently permit foreign entities to hold 100% of the equity interests in Chinese advertising companies, provided these foreign entities (rather than its directors or management) have at least three years of direct operations experience in the advertising industry. If foreign entities establish Chinese-foreign joint venture companies in the advertising industry in China, such foreign entities are required to have at least two years of direct operations experience in the advertising industry. We do not currently operate an advertising business with the required years of advertising experience. Accordingly, we may, in connection with effecting a business combination, choose to purchase a foreign entity with two or more years of experience in the advertising industry outside of China, and cause such foreign entity to concurrently acquire a majority interest in one or more Chinese target businesses. If we were to effect this type of business combination, through a foreign entity with three or more years of experience in the advertising business, such foreign entity would be able to purchase 100% of a target business, and the target business would then become a wholly owned subsidiary of us. We cannot assure you, however, that we will be able to find a foreign entity with the required years of advertising experience. In addition, any foreign company that we locate may not be available for purchase at the same time as our target business or businesses, or if available, may not be available for purchase on terms agreeable to us. In the event that the cost of acquiring a foreign entity, including due diligence and other expenses related to acquisition, is materially greater than we expect, we may not have sufficient funds available to complete our acquisition of one or more target Chinese businesses. We cannot assure you that we will be able to coordinate the concurrent purchase of the foreign entity and one or more Chinese advertising companies.

Instead of acquiring one or more Chinese media and advertising companies through a foreign entity, we may attempt to obtain control of Chinese companies in the media and advertising industry through contractual arrangements, and the Chinese government may find that the resulting corporate structure does not comply with Chinese governmental restrictions on foreign investment in media or advertising, and we may be required to forfeit all economic benefits of such contracts and be subject to severe penalties.

We may choose to effect a business combination by making contractual arrangements between our company, subsidiaries and/or affiliates and Chinese companies in the media and advertising industry holding the licenses required to engage in the media or advertising business. For a description of the general nature of the contractual arrangements we may make in connection with such method of business combination, see the section entitled “Proposed Business—Alternative Structures to Comply With Regulations on Media and Advertising Industry—Contractual Arrangements.” However, there are substantial uncertainties regarding the interpretation and application of current and future laws and regulations in China. If the Chinese government finds that the contractual arrangements that we may use to establish the structure for operating our media or advertising business do not comply with government restrictions on foreign investment in media or advertising businesses, we may be required to forfeit all economic benefits of such contracts, including forfeiting any economic benefit we previously received under the contracts.

If we are found to be in violation of any existing or future Chinese laws or regulations, or fail to obtain or maintain any of the required permits or approvals, we could be subject to severe penalties, and the relevant Chinese regulatory authorities, including the State Administration of Industry and Commerce (“SAIC”), would have broad discretion in dealing with such violations, including the authority to:

●	Revoke the business and operating licenses of our target business;
●	Discontinue or restrict our target business’ operations;
●	Impose conditions or requirements with which we may not be able to comply;
●	Levy fines;
●	Require us to restructure the relevant ownership structure; or
●	Invalidate the contractual obligations which created our corporate structure and/or unwind the business combination.

The imposition of any of these penalties would materially adversely affect our ability to operate our business following a business combination.

If we acquire a target business through contractual arrangements with one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses and may be difficult to enforce.

To comply with applicable Chinese regulations, we may effect a business combination by paying consideration to the owners of the target business and then making contractual arrangements between our company, subsidiaries and/or affiliates and Chinese companies in the media and advertising industry holding the licenses required to engage in the media or advertising business and its shareholders. In that case, the target business would be owned by Chinese residents (most likely designated by our company) rather than directly by our company. If we choose to effect this type of business combination, we would expect to negotiate agreements that are designed to give us the full economic benefits and control of full direct ownership. However, these contractual arrangements may not be as effective in providing us with the same economic benefits or control over a target business as direct ownership would. For example, following a business combination we may not be able to exercise our rights as a shareholder to effect changes in the board of directors of the target business, which in turn could effect changes at the management level. In addition, payments from any such target business to us or our subsidiaries could represent all or a substantial portion of our internal source of funds and the failure to receive payment could have a material adverse effect on our business. If the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the acquisition.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over the target business.

In addition, we note that the Ministry of Information Industry of China promulgated a circular on July 26, 2006 called the “Circular on Strengthening the Administration of Foreign Investment in Value-added IT Business.” This circular prohibits certain contractual arrangements that had been used by foreign investors to by-pass foreign investment restrictions in Chinese “value-added” telecommunications companies, including internet and wireless providers. Although this circular does not directly affect us because we do not intend to acquire a telecommunications company and the Ministry of Information Industry does not oversee the media and advertising industry, the promulgation of the circular marks greater scrutiny by the Chinese government of the types of contractual arrangements that we may use to effect a business combination. Accordingly, we cannot predict the extent to which the Chinese government may impose additional regulations or restrictions on foreign investment in the media and advertising industry. If the Chinese regulatory authority with oversight of the media and advertising industry were to restrict or prohibit certain contractual arrangements that we may use to effect a business combination, we may not be able to structure a transaction with terms favorable to our investors and that protect our stockholders’ interests in an acquisition of a Chinese company in the media and advertising industry.

If existing laws and regulations in China or the way they are interpreted change, we may not be able to acquire an advertising business in China by concurrently acquiring a foreign entity with the requisite advertising experience, or by entering into contractual arrangements to obtain control of one or more Chinese companies in the media and advertising industry, and we may not be able to consummate a business combination within the required time frame, in which case we would be forced to liquidate.

There are substantial uncertainties regarding the interpretation, application and future direction of existing laws and regulations related to foreign investment in the media and advertising industry in China. If the current laws and regulations in China change, we may not be able to acquire an advertising business in China by concurrently acquiring a foreign entity with the requisite advertising experience or enter into contractual arrangements with companies in China that would hold the required licenses to operate a media or advertising company. We cannot assure you that we would be able to establish an alternative corporate structure that would allow us to consummate a business combination. If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets, and the per-share liquidation price will be less than $6.00 per share due to the expenses of the offering, our general and administrative expenses and the anticipated costs of seeking a business combination. If we are forced to liquidate, there will also be no distribution with respect to our outstanding warrants, and the warrants will expire with no value.

Any contractual arrangements we may enter into with a Chinese media or advertising company in which we do not have a direct ownership interest would subject us to an additional layer of taxation, and may be subject to scrutiny by the Chinese tax authorities.

If we acquire a Chinese media or advertising company by entering into contractual arrangements with it and having our nominees serve as its shareholders, under current Chinese tax laws the revenue of the Chinese advertising company will be subject to business tax when it is earned by such company and again when such revenue is paid to us or our subsidiaries. This dual layer of taxation could result in us receiving less after-tax revenue than if we acquired a direct ownership interest in a Chinese media or advertising company, which structure would likely be subject to only a single layer of business tax. In addition, we could face material and adverse tax consequences if the Chinese tax authorities determine that our contracts with any affiliated Chinese media or advertising company that we control were not entered into based on arm’s length negotiations.

Risks Associated With Our Industry and With Doing Business in China

Media and advertising spending in China is particularly sensitive to changes in economic conditions and advertising trends making it harder to assess whether any company we acquire will be profitable.

In China, demand for advertising time slots, and resulting advertising spending by clients, is particularly sensitive to changes in general economic conditions. Advertisers may reduce the money they spend to advertise for a number of reasons, including:

●	A general decline in economic conditions; and
●	A decision to shift advertising expenditures to other available advertising media.

Our ability to find an attractive target business with which to consummate a business combination is based on the assumption that the Chinese economy will continue to grow, and with it, demand for advertising media and advertising services. However, the growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that the Chinese economy will continue to grow as forecasted. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for media and advertising spending. A decrease in demand for advertising media in general and for any advertising services in particular could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we make an acquisition, the ability of that target business to become profitable.

After a business combination, we may be subject to, and may expend significant resources defending against, government actions and civil suits in China based on the content and services we provide.

Advertising laws and regulations in China require advertisers, advertising operators and advertising distributors to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may order a violator to cease its advertising business operations.

After a business combination, we will most likely be obligated under Chinese laws and regulations to monitor any advertising content we may produce or any network we may operate for compliance with applicable law. In general, Chinese laws require regulated companies to independently review and verify their advertisements for content compliance before displaying the advertisements. In terms of general advertisements, regulated companies are obligated to confirm that the advertisers have obtained operating qualifications, proof of quality inspection of the advertising products, and other documents certifying the truthfulness of the contents of the advertisements. However, with respect to advertisements for certain types of products or services, such as medicine, medical apparatus, pesticides or veterinary medicine, we would be required to submit such advertisements to the government for their approval, as well as the documents required for general advertisements to regulated companies for confirmation. We cannot assure you that each advertisement any potential advertising client or agency may provide to us and which a media company may broadcast or publish in China will be in compliance with relevant Chinese advertising laws and regulations or that the supporting documentation and government approvals provided to us by any potential advertising clients in connection with certain advertising content will be complete and accurate. Any violations of applicable Chinese advertising laws and regulations may affect our reputation and ability to generate revenues and may subject us to fines by Chinese governmental authorities as well as civil actions.

The approval of the Chinese Securities Regulatory Commission may be required in connection with any business combination we enter into under a recently adopted regulation, which could result in it taking a longer amount of time or more money for us to consummate a business combination, or, in the event that we are not able to obtain approval, could result in our being forced to liquidate and dissolve.

On August 8, 2006, six Chinese regulatory agencies, including the Chinese Securities Regulatory Commission, or CSRC, promulgated a regulation that became effective on September 8, 2006. This regulation, among other things, requires offshore special purpose vehicles, or SPVs, that acquire Chinese companies and that are controlled by Chinese individuals, such as our potential target business, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. While the application of this new regulation is not yet clear, we may have to obtain the approval of the CSRC in connection with any business combination that we enter into with a Chinese company. Although the CSRC is expected to promulgate formal implementing rules and/or regulations and possibly other clarifications, the procedures and timing for obtaining any required CSRC approval have not been established and it is unclear when these will be established. Therefore, we may be required to obtain CSRC approval prior to consummating a business combination which could delay the timing of the business combination and/or result in the business combination costing us more than it would otherwise.  In addition, if we are unable to obtain the necessary approval, it is possible that we would be forced to abandon the business combination, liquidate the trust account and dissolve.

Our business operations may be affected by legislative or regulatory changes in China.

We may enter into a business combination with a target business that is not subject to regulations specific to its business. However, relevant Chinese government authorities are currently considering adopting new regulations influencing various aspects of the media and advertising industry and we cannot predict the timing and effects of any new regulations. Because laws and regulations governing the media and advertising industry in China change frequently and because we do not know in which segment of the media and advertising industry the company with which we consummate a business combination will operate, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on our proposed business. Changes in laws and regulations governing the segments of the media and advertising industry in China that we plan to target, or otherwise affecting the media and advertising industry in China may materially and adversely affect our ability to consummate a business transaction with a target business or, assuming we are able to consummate a business combination, may materially and adversely affect our results of operations, business or prospects.

Our operations after a successful business combination in China may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to the market-oriented economies of member countries of the Organization for Economic Cooperation and Development (“OECD”).

The Chinese economy has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, China’s economy has been transitioning to a more market-oriented economy. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The Chinese economy also differs from the economies of most countries belonging to the OECD, an international group of member countries sharing a commitment to democratic government and market economy, in the following ways:

●	Economic structure;
●	Level of government involvement in the economy;
●	Level of development;
●	Level of capital reinvestment;
●	Control of foreign exchange; and
●	Methods of allocating resources.

As a result of these differences, investment histories in other OECD member countries may not provide a sound basis for assessing potential investments in China.

Because most of our directors and officers reside outside of the United States, and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals or such assets.

Most of our directors and officers reside outside of the United States, and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Although China has executed the Agreement on Mutual Judicial Assistance in Criminal Matters with the United States in June 2000, there is no extradition treaty between the United States and China. Therefore, it is unclear whether criminal penalties under United States federal securities laws would be enforced effectively in China, if at all.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with, or which can be reconciled to, and audited in accordance with, United States Generally Accepted Accounting Principles (“GAAP”), prospective target businesses may be limited.

We will require that a proposed target business have certain financial statements that are prepared in accordance with, or which can be reconciled to, and audited in accordance with, United States GAAP. If a proposed target business does not have financial statements that have been prepared with, or which can be reconciled to, and audited in accordance with, United States GAAP, we will not acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses which we may acquire.

Exchange controls that exist in China may limit our ability to use our cash flow effectively following a business combination.

Following a business combination, we will be subject to China’s rules and regulations on currency conversion. In China, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, the entity in which we invest in China will likely be a FIE as a result of our ownership structure. FIEs holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. We cannot assure you that the Chinese regulatory authorities will not impose further restrictions on the convertibility of the Chinese Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments and other distributions to us.

After we consummate a business combination, we will rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such capital reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

A recently issued SAFE Circular relating to offshore investment activities by residents or companies in China may increase the administrative burden we face and create regulatory uncertainties that could restrict our overseas and cross-border investment activities, and a failure by our stockholders who are residents of China to make any required applications and filings pursuant to such Circular may prevent us from being able to distribute profits and could expose us and our China resident stockholders to liabilities under Chinese law.

The Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Financing and Backtrack Investment Through Offshore Special Purpose Vehicles (Huifa[2005]No.75) (the “Circular”) was issued by SAFE on October 21, 2005 and took effect on November 1, 2005. The Circular allows Chinese residents and companies, by using their assets or equity interests held in a Chinese domestic enterprise, to directly establish or indirectly gain control over special purpose vehicles outside of China for fund raising purposes and make a related investment back into a domestic Chinese company. The Circular may apply to our stockholders who are residents of China.

The Circular requires that a domestic resident or company who establishes special purpose vehicles outside of China, or gains indirect control over special purpose vehicles outside of China by means of purchase, trust, nominee holding, voting right, share repurchase or convertible bond, must make a foreign exchange registration at a local SAFE branch prior to its establishment of or gaining control over such special purpose vehicles and must follow the foreign exchange registration amendment procedures with regard to any change of its equity interest in the special purpose vehicle. Domestic residents or companies are obligated to apply to SAFE to revise the foreign exchange registration or filing with SAFE as a result of any material capital changes of a special purpose vehicle. A domestic resident’s or company’s foreign exchange earnings obtained in the form of profit, dividend or capital change from a special purpose vehicle must be fully remitted back to China within 180 days after the receipt of such amount. Failure to comply with the registration requirements described in the Circular could result in liability under Chinese law for foreign exchange evasion.

After a business combination, we cannot provide any assurances that any of our stockholders who are Chinese residents will make the registration or filing required by the Circular or other related legislation. If these stockholders fail or are unable to make the required registration or change of registration or filing it may hinder or restrict our ability to receive distributions from any of our Chinese affiliates and hinder or restrict our ability to raise capital inside or outside of China. Any such actions could materially and adversely affect our business and prospects.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our executive office at Level 29, Central Plaza, 381 Huai Hai Zhong Road, Shanghai 200020, China. Pursuant to a letter agreement, Shine Media Group Limited, an affiliate of David Y. Chen, chief executive officer and president, is paid $10,000 per month to provide office space and certain administrative, technology and secretarial services.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Information for Common Stock

The Company’s Units commenced trading on the OTCBB under the symbol “SHNDU,” on December 21, 2006. Effective on February 23, 2007, the Company’s Common Stock, Warrants, and Units began to trade separately under the symbols “SHND,” “SHNDW” and “SHNDU”, respectively. The following table sets forth the high and low sales information for the Company’s Units for the period from December 21, 2006 through March 31, 2007 and the Company’s Common Stock and Warrants for the period from February 23, 2006 through March 31, 2007. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
BY QUARTER ENDED	HIGH	LOW	HIGH	LOW	HIGH	LOW
December 31, 2006	-	-	-	-	6.15	6.05

March 31, 2007	5.47	5.25	0.50	0.43	6.32	5.91

Holders

On December 31, 2006, the total number of holders of record was 14.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2006 and have no current intention to do so for the foreseeable future.

Recent Sales of Unregistered Securities

On July 12, 2005, we issued an aggregate of 1,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.017 per share.

Such shares were issued on July 12, 2005 in connection with our organization for total consideration of $25,000 paid by our directors, who directed that some of the shares be issued to company advisors. No underwriting discounts or commissions were paid with respect to such shares. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, by virtue of the small amount of consideration and limited number of individuals involved and transfer restrictions on the share certificates.

Stockholders	Number of Shares

David Y. Chen	723,000
Richard L. Chen	277,500
Jean Chalopin	148,500
Richard L. Chang	142,500
Robert B. Hersov	148,500
Steven Chang	7,500
ThomasDoctoroff	7,500
Carl Meyer	7,500
Lisa Tseng	37,500

On July 25, 2005, Mr. David Y. Chen sold an aggregate of 225,000 of his shares for $0.017 per share to AFG Trust Assets Ltd., an accredited investor which was not formed for the purposes of acquiring our securities, in a private transaction exempt from the registration requirements of the Securities Act. AFG Trust Assets Ltd. is wholly owned by AFG Trust Ltd., which is wholly owned by AFG Trust Holdings, all the securities of which are beneficially owned by Yoshie Itakura. At the time, Mr. Ooi , who is one of our directors, was the Regional Chief Executive Officer of AFG Trust Ltd.

On April 27, 2006 our Pre-IPO Stockholders sold the following shares owned by them to the persons named below for approximately $0.017 per share to the persons named below in transactions exempt from registration under the Securities Act:

David Y. Chen sold 138,000 shares to Richard L. Chang
Richard L. Chen sold 79,500 shares to Richard L. Chang
Richard L. Chen sold 112,500 shares to Hock S. Ong
Richard L. Chen sold 15,000 shares to Estelle Lau
Jean Chalopin sold 6,000 shares to Hock S. Ong
Robert S. Hersov sold 1,500 shares to Hock S. Ong
Robert S. Hersov sold 4,500 shares to Hoe Seong Ooi
Richard L. Chen sold 48,000 shares to Hoe Seong Ooi
Lisa Tseng sold 22,500 shares to Hoe Seong Ooi
AFG Trust Assets Ltd. sold 225,000 shares to Hoe Seong Ooi

On November 20, 2006 the Pre-IPO Stockholders listed below sold the indicated shares owned by them to Kerry Propper China Media Investment Co., Inc. for approximately $0.017 per share in transactions exempt from registration under the Securities Act:

Name	Number of Shares

Richard L. Chang	90,000
David Y. Chen	90,000
Hock S. Ong	30,000
Jean Chalopin	35,000
Robert B. Hersov	35,000
Richard L. Chen	10,625
Lisa Tseng	3,750
Carl Meyer	1,875
Steven Chang	1,875
Thomas Doctoroff	1,875

On November 20, 2006 the Pre-IPO Stockholders listed below sold the indicated shares owned by them to Estelle Lau for approximately $0.017 per share in transactions exempt from registration under the Securities Act:

Name	Number of Shares

Richard L. Chen	2,875
Lisa Tseng	2,250
Carl Meyer	2,625
Steven Chang	2,625
Thomas Doctoroff	2,625

All such transfers were exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act, due to the limited number of individuals involved, their status as accredited investors and transfer restrictions on the share certificates. None of the transferees in the above described transactions (i) had any relationship with the transferors in such transactions, (ii) were sold the shares as consideration for services provided to us, or (iii) assumed any of our obligations or those obligations of the transferors in connection with such transaction, except that Hoe Seong Ooi was the Regional Chief Executive Officer of AFG Trust.

AFG Trust Assets Limited, a subsidiary of AFG Trust, of which Mr. Ooi was the Regional Chief Executive Officer, is the beneficial owner of the shares held by Mr. Ooi, which Mr. Ooi holds as trustee. Mr. Ooi is obligated to vote these shares in accordance with the instructions of AFG Trust. AFG Trust is controlled by Yoshie Itakura, who has voting and investment control of our securities.

All of the above shares are subject to Securities Act transfer restrictions, and the certificates evidencing the shares bear legends to such effect. The shares were transferred in connection with a restructuring of management.

On April 27, 2006, our Pre-IPO Stockholders were issued options to purchase such additional number of shares as would maintain their respective percentage ownership in the event the underwriters’ over-allotment option is exercised. The exercise price of these options was $0.017 per share. In connection with the exercise of the over-allotment option the Company granted to the underwriters of the Company’s initial public offering, on January 25, 2007, our Pre-IPO stockholders exercised this option and we issued 225,000 shares of our common stock to them. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act due to the limited number of individuals involved, their status as accredited investors and transfer restrictions on share certificates. No underwriting discounts or commissions were paid with respect to the grant of the option or its exercise.

On December 20, 2006, we sold 133,333 units to our officers and directors for an aggregate purchase price of $800,000, or $6.00 per unit. Each unit consisted of one share of common stock and two warrants, each to purchase one share of common stock, exercisable at $5.00 per share, as follows:

Name	Number of Shares
Jean Chalopin	14,900
Rob Hersov	14,900
David Chen	8,265
Richard Chang	8,265
Hock Ong	2,750
Estelle Lau	920
AFG Trust Assets Ltd	83,333

Total	133,333

The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to a limited number of individuals and their status as accredited investors. No discounts or commissions were paid in connection with this private placement.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of proceeds

On December 20, 2006, in a private placement, we sold 133,333 units to our officers and directors for an aggregate purchase price of $800,000, or $6.00 per unit. Each unit consists of one share of common stock and two warrants, each to purchase one share of common stock, exercisable at $5.00 per share. The securities sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they had sold to a limited number of individuals and their status as accredited investors. No discounts or commissions have been or will be paid in connection with this private placement.

On December 27, 2006, we consummated our initial public offering of 6,000,000 units. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $36,000,000. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1. We incurred $2,160,000 in underwriting discounts and commissions and $1,022,500 of expenses related to the public offering. Additionally, we fully repaid $210,000 of loans, and $10,447 of accrued interest on such loan, made to us by our officers and directors prior to our initial public offering.

 $33,917,500, of net proceeds received by us from initial public offering and the private placement was placed in a trust account at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in trust will not be released from the trust account (except as described below) until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust account (except as described below) may be used as consideration to pay the sellers of a target business or target businesses with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of a target business or target businesses may be used to finance operations of such target business or target businesses or to repay expenses incurred in excess of the amounts not held in the trust account. Additionally, the proceeds held in the trust account will be used to pay the underwriters’ deferred compensation equal to 2.5% of the gross proceeds of the initial public offering, or $900,000, upon the consummation of our initial business combination. In the event that we do not consummate a business combination within the time limits described in the prospectus as we filed, all proceeds held in trust will be included in the liquidation distribution to our public stockholders.

The remaining $600,000 of net proceeds not held in the trust account and up to $600,000 of the interest earned on the trust account (net of taxes payable on such interest) may be used to fund our operations for the next 24 months and to consummate a business combination. Interest earned on this trust account and not released to us will be held in the trust account for use in completing a business combination, released to investors upon exercise of their conversion rights or upon liquidation or, in the case of up to $75,000 of interest, net of taxes payable, earned on the underwriters’ deferred compensation (less the portion of such funds paid to our public stockholders upon exercise of their conversion rights), in the event we consummate a business combination.

On January 25, 2007, we consummated the sale of 900,000 units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s initial public offering. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the trust account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated.

As of January 25, 2007, there was approximately $39,128,500 in the trust account.

Item 6. Selected Financial Data

Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31, 2006	For the period from June 24, 2005 (inception) to December 31, 2005	For the period from June 24, 2005 (inception) to December 31, 2006
Statement of Operations Data:
Total operating costs	$(143,845)	(3,455)	(147,300)
Interest income	$14,182	765	14,947
Interest expense	$(7,243)	(3,204)	(10,447)
Net loss	$(136,906)	(5,894)	(142,800)
Net loss per share	$0.09	0.00	(0.09)

	December 31, 2006	December 31, 2005
Balance Sheet Data:
Cash	$773,484	65,176
Cash in trust	$33,931,152	-
Total assets	$34,704,636	454,878
Common stock subject to possible redemption-1,199,400 shares at redemption value	$6,600,198	-
Total stockholders’ equity	$26,895,831	19,106

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on June 24, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset or stock acquisition or other business combination with one or more operating businesses in the media and advertising industry with their principal operations and business in China. Under the current regulatory environment in China, the primary investment opportunities in this industry available to non-Chinese companies like ours are in the advertising sector. In the event that changing regulations permit, we may consider making an acquisition in other sectors of the media and advertising industry in China.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Year Ended December 31, 2006

The Company reported franchise income of $14,182 and incurred a net loss of $136,906 for the year ended December 31, 2006.

The Company’s trust account earned interest of $14,182 on the net proceeds of $33,917,500 that was deposited into the trust account for the year ended December 31, 2006. Until the Company enters into a business combination, it will not generate operating revenues.

During the year ended December 31, 2006, we incurred $34,500 of professional fees, $7,243 of interest expenses and other operating costs amounting to $6,845. The Company also provided for $102,500 in franchise taxes.

The professional fees of $34,500 for the year ended December 31, 2006 does not include offering costs of $581,472, consisting of an audit fee of $25,000 and legal fees of $556,472.

Interest expenses of $7,243 related to interest earned on outstanding promissory notes. All outstanding notes and interest due on such notes was repaid from the net proceeds of the offering not deposited into the trust account.

Other operating expenses of $6,845 during the period consisted primarily of expenses related to office operations.

The Delaware franchise tax expense of $102,500 for the year ended December 31, 2006 was accrued and is payable to the state of Delaware.

Liquidity and Capital Resources

Our net proceeds from the private placement, and the sale of the units in the initial public offering and from the exercise of the over-allotment option by the underwriters was $38,693,500; after deducting offering expenses of approximately $3,506,500 which included: a $360,000 non-accountable expense allowance we paid to Merriman Curhan Ford & Co, and $662,500 of other expenses related to the initial public offering; $2,484,000 of aggregate underwriting discounts from the initial public offering and over-allotment exercise. As of March 31, 2007, the amount held in trust was approximately $39,584,698 which includes the deferred underwriting compensation of $1,035,000. Of our net proceeds, $39,128,500 was deposited into the trust account and the remaining approximately $600,000 was not held in the trust account. We will use substantially all of the net proceeds of our initial public offering to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended may be used to finance the operations of the target business or target businesses, to pay finders fees or other expenses contingent on consummating a business combination, or for further acquisitions. The funds available to us outside of the trust account, together with interest income of up to $600,000 on the trust account that may be released to us for working capital purposes, will be sufficient to allow us to operate for at least the next 24 months. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

We are obligated, commencing on December 20, 2006, the effective date of our prospectus, to pay to Shine Media Group Limited, an affiliate of David Y. Chen, our chief executive officer and president, an aggregate monthly fee of $10,000 for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Shanghai. On July 12, 2005, Jean Chalopin, one of our board members, and Kilmer International Investments Limited, a wholly-owned entity of Robert Hersov, one of our board members, advanced to us a total of $170,000 to cover expenses related to the offering. In connection with these loans, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. These notes were payable with a 4% annual interest on the earlier of the consummation of the offering. These notes and the accrued interest thereon were repaid out of the proceeds of our initial public offering. On August 9, 2006, Richard Chang, David Y. Chen, an officer and director and Hock S. Ong and Estelle Lau, each one of our officers, advanced to us an aggregate of $40,000 to cover additional expenses related to our initial public offering. These notes and the accrued interest thereon were repaid out of the proceeds of our initial public offering.

We have agreed to sell to Merriman Curhan Ford & Co., the representative of the underwriters, for $100, an option to purchase up to a total of 360,000 units. The units issuable upon exercise of this option are identical to those offered by our prospectus except that the warrants included in the option have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the offering). This option will also contain a cashless exercise feature that allows the holders of the option to use the appreciated value of the option to exercise the option without paying cash.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long term debt, capital lease obligations, purchase obligations or other long term liabilities. However, as discussed above, We maintain our executive office at Level 29, Central Plaza, 381 Huai Hai Zhong Road, Shanghai 200020, China. Pursuant to a letter agreement, Shine Media Group Limited, an affiliate of David Y. Chen, chief executive officer and president, is paid $10,000 per month to provide office space and certain administrative, technology and secretarial services.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in china media market.

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto following beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. We believe the system and process documentation and evaluation needed to comply with Section 404 which will begin in 2007 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Richard L. Chang	35	Non-Executive Chairman and Director
David Y. Chen	38	Chief Executive Officer and President and Director
Hock S. Ong	38	Chief Financial Officer and Chief Operating Officer
Estelle Lau	42	General Counsel, Vice President of Investor Relations and Secretary
Kerry Propper	32	Executive Vice President of Mergers and Acquisitions
Hoe Seong Ooi	55	Director
Jean Chalopin	55	Director
Robert B. Hersov	45	Director

There are no family relationships among the directors and executive officers.

Richard L. Chang has been our Chairman since April 2006, Non executive Chairman since December 2006, and a member of our board of directors since our inception. Since February 2006, Mr. Chang has been the Managing Partner of Georgian Pine Investments, an investment fund focusing on emerging growth companies in China. Previously Mr. Chang was a Managing Director with SuttonBrook Capital Management, a multi-strategy investment fund, where he worked from March 2005 to September 2005. From July 2003 to January 2005, Mr. Chang was a Partner of and an advisor to Primarius Capital, an investment firm, where he launched the Primarius China Fund. From July 1999 to June 2003, Mr. Chang was with Bowman Capital Management, a leading technology investment fund where he was a General Partner. Mr. Chang was a co-founding member of the firm’s two venture capital funds ($500 Million Spinnaker Crossover Fund and the $400 Million Bowman Capital Private Equity Fund II). Beginning in May 2001 Mr. Chang was based out of Taiwan, where he oversaw Bowman’s public investing activities. From September 1997 to April 1999, Mr. Chang was a manager and Head of Business Development in Asia for Sony Pictures Entertainment, where he helped launch Columbia Pictures Asia and Columbia TriStar Television Asia. From December 1998 to March 1999, Mr. Chang served as Chief Financial Officer for SuperTV, Sony’s Taiwanese Cable Channel. From July 1993 to June 1995, Mr. Chang was a Financial Analyst in the Mergers and Acquisitions group at Lazard Freres & Co. Mr. Chang is a member of the Pacific Council on International Policy and is on the board of advisors of several investment funds: Gobi Partners (Digital media venture fund partnered with Sierra Ventures), Infotech Pacific Ventures (Venture Capital Affiliate of China’s MII (Ministry of Information Industry), Primarius Capital China, and Persistent Edge Management (Asian Hedge Fund of Funds). Mr. Chang holds an MA in Politics, Philosophy and Economics from Oxford University and a B.Sc. in Economics from the Wharton School, University of Pennsylvania.

David Y. Chen has been our Chief Executive Officer and President since our inception. He was our Chairman from inception until April 2006. Since November 2004, Mr. Chen has been the Chief Executive Officer of Fintel Group, a company engages in aircraft leasing and financing, and direct investment to corporations in China. Since June 2006, Mr. Chen has been the Chairman of Sancon Resources Recovery Inc, an industrial waste management company, in which Fintel Group is an investor, which is publicly traded in the United States on the OTC Bulletin Board. From June 2002 to June 2004, Mr. Chen served as the Chief Executive Officer of The Hartcourt Companies Inc., a business development and investment holding company specializing in supply chain distribution of information technology products in China which is publicly traded in the United States on the OTC Bulletin Board. From November 2000 to November 2001, Mr. Chen was the Chief Executive Officer of V2 Technology Inc., an Internet based communication and videoconferencing software company in China. From July 1999 to November 2000, he was the Managing Director of Greater China for HelloAsia Inc., a venture capital-funded Internet company with offices in Asia and the United States. From October 1995 to July 1999, Mr. Chen was the Marketing Manager initially, and then was the Marketing Director for CNN Asia Pacific and later was promoted to be the advertising director for Greater China at Turner Broadcasting International Inc. Mr. Chen holds a Bachelor of Economics from Monash University of Australia.

Hock S. Ong has been our Chief Financial Officer since April 2006 and our Chief Operating Officer since November 28, 2006. Since May 2002 to the present, Mr. Ong has been the Chief Executive Officer of Carnegie International Associates Limited, a corporate advisory firm. Mr. Ong was as an Assistant Director at Jardine Fleming in Hong Kong from September 1995 to December 1996 and in Malaysia from January 1997 to May 2002. Mr. Ong started his private advisory business in May 2002. Mr. Ong holds a B.Sc. in Economics from the Wharton School, University of Pennsylvania.

Estelle Lau has been our General Counsel since April 2006 and our Vice President of Investor Relations and Secretary since November 28, 2006. Since 2005 she has been General Counsel for CVM Capital, a Taiwan based venture fund. From August 2003 to March 2004, Ms. Lau worked as an independent consultant for Kmart Corporation and then served as Acting VP of Global Sourcing and Compliance. From February 2001 to March 2004, Ms. Lau was a Vice President at 51job, a provider of HR services in China. From 1997 to 1998, she also served as General Counsel for Crimson Capital. From September 1997 to June 2001, Ms. Lau was an Associate Law Professor at SUNY Buffalo School of Law and has a B.A. in Sociology and Philosophy and an M.A. and Ph.D. in Sociology from the University of Chicago and a J.D. from Harvard Law School.

Kerry Propper has been our Executive Vice President of Mergers and Acquisitions since November 28, 2006. He has been the chief financial officer, secretary and a member of the board of directors of Chardan North China Acquisition Corp. (and he is currently an officer and director of Chardan North’s wholly owned non-operating subsidiary HLS Systems International Ltd.) and has been the chief executive officer, secretary and a member of the board of directors of Chardan South China Acquisition Corp., since their inception in March 2005. Chardan North China Acquisition Corp. and Chardan South China Acquisition Corp. are blank check companies seeking to acquire an operating business north and south, respectively, of the Yangtze River in the People’s Republic of China. Mr. Propper has been the owner and chief executive officer of Chardan Capital Markets LLC (formerly known as Gramercy Group), a New York based broker-dealer, since July 2003. He has also been a managing member of SUJG, Inc., an investment company, since April 2005. From its inception in December 2003 until November 2005, Mr. Propper served as the executive vice president and a member of the board of directors of Chardan China Acquisition Corp., an OTC Bulletin Board listed blank check company that was seeking to acquire an operating business in the People’s Republic of China. In November 2005, Chardan China Acquisition Corp. completed its business combination with State Harvest Holdings Ltd. and changed its name to Origin Agritech Ltd. Mr. Propper has continued to serve as a member of the board of directors of Origin Agritech since its merger. Mr. Propper also sits on the board of directors of Source Atlantic Inc., a health care consulting firm based in Massachusetts. Mr. Propper was a founder, and from February 1999 to July 2003 owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founded The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small public companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper worked at Aegis Capital Corp., a broker-dealer and member firm of the NASD. Mr. Propper is on the advisory board of Netsol Technologies, a software company with operations in Pakistan. Mr. Propper received his B.A. in Economics and International Studies from Colby College.

Hoe Seong Ooi has been a member of our board of directors since April 2006. Mr. Ooi was the regional CEO (Asia) of AFG Trust, a boutique regional financial institution dedicated to private client wealth management and corporate finance from March 2004 until Dececember 2006. From May 2002 to March 2004, Mr. Ooi was the Managing Director of Red Pagoda, a Sino-foreign joint venture tobacco company. From April 1992 to April 2001, Mr. Ooi was the Managing Director of British American Tobacco China Limited (BAT) and became its Chairman in 1999. From December 1990 to January 1992, Mr. Ooi was Assistant Vice President of the Pepsi-Cola U.S. Southwest region and from February 1992 to March 1992 was Managing Director of Pepsi-Cola, Thailand. Mr. Ooi holds a Bachelor of Science (Applied Chemistry) Degree from the University of Singapore.

Jean Chalopin has been a member of our board of directors since our inception. For over 35 years, Mr. Chalopin has produced and written a number of television programs and feature films, including Inspector Gadget, Heathcliff, The Care Bears and M.A.S.K. Since August 2004, Mr. Chalopin has been involved in the creation and development of the Movie Plus Group and serves as the Chief Representative of the Beijing office of its subsidiary, Castle Hero Picture Ltd (HK). Movie Plus Group develops, produces and distributes feature films and television programs catering to children and family programming that is focused on China, where it has partnered with the China Film Group, the state-owned film conglomerate. Since October 2000, he has been the President of Story Plus Group, an online children’s book publishing and writers club. From December 1989 to December 2000, Mr. Chalopin was the President of Jean Chalopin Consultants, a company that produced, distributed and packaged television films and series. From 1987 to 1996, Mr. Chalopin was the President of Creativity & Development S.A., a company specializing in children’s programming. From 1971 to 1986, Mr. Chalopin was the founder, Chairman and Chief Executive Officer of DIC Audiovisual, SARL, an animation studio.

Robert B. Hersov has been a member of our board of directors since our inception. Since January 2004, Mr. Hersov has been the Vice Chairman of NetJets Europe, a subsidiary of NetJets, Inc., a large private aviation and fractional jet ownership company which was acquired by Berkshire Hathaway Inc. in 1998. Mr. Hersov founded and from December 2002 to April 2004 served as the Chief Executive Officer of Marquis Jet Europe, a private aviation company which was acquired by NetJets, Inc. in 2004. Mr. Hersov also founded and from October 1998 to December 2002 served as the Chairman of Sportal, a company that operates an Internet site that offers sports-related games and videos. From September 1997 to September 1998, he served as the Executive Director of Enic plc, a public holding company on the London Stock Exchange that invests primarily in the sports and media sectors. From July 1995 to March 1997, Mr. Hersov was the Chief Executive Officer of Telepiu PayTV in Milan, Italy, a pay TV and digital satellite company. From December 1993 to July 1995, Mr. Hersov served as an Executive Director of Richemont, a tobacco, luxury and media conglomerate listed on the SWX Swiss Exchange. Mr. Hersov is the non-Executive Chairman of the Board of Exclusive Resorts Europe, a company that owns and operates luxury villa residences. Since July 2005, Mr. Hersov has been a director of Endeavor Acquisition Corp., a blank check company. Mr. Hersov holds an M.B.A. from the Harvard Business School and a B.B.S. from the University of Cape Town.

Board of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Hoe Seong Ooi, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jean Chalopin and Robert B. Hersov, will expire at the second annual meeting. The term of office of the third class of directors, consisting of David Y. Chen, and Richard L. Chang, will expire at the third annual meeting.

Involvement in certain legal proceedings

No bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Audit committee

The Board of Directors has not determined whether anyone on the Board is an “audit committee financial expert,” as such term is defined by SEC rules. Since the Board does not have a separately designated audit committee and we will not have any operating activities until such time as the Company enters into a business combination, our Board of Directors did not feel it was necessary to determine if anyone on our Board of Directors was an audit committee financial expert. Our Board of Directors will make a determination if there is an audit committee financial expert on its Board of Directors after a business combination with a target business is consummated.

Changes to Security Holder Recommendation Procedures for Nominees to Board of Directors

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain other shareholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and certain other shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), during the fiscal year covered by this Annual Report, no individual or entity was late with any Form 3, 4 or 5 filings.

Code of Ethics

We currently do not have a formal code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no officer and employee of Shine, and no former officer of Shine, during the last completed fiscal year, participated in deliberations of Shine’s Board of Directors concerning executive officer compensation.

Item 11. Executive Compensation

None of our executive officers has received any cash compensation for services rendered. However, commencing on December 20, 2006, through the acquisition of a target business, we will pay Shine Media Group Limited, an affiliate of David Y. Chen, chief executive officer and president, an aggregate fee of $10,000 per month for providing us with certain administrative, technology and secretarial services, as well as the use of limited office space in Shanghai. However, this arrangement is solely for our benefit and is not intended to provide this individual compensation in lieu of a salary. None of our other executive officers or directors has a relationship with or interest in Shine Media Group Limited. Other than this $10,000 per month fee, and an option to purchase a number of shares of our common stock as would maintain the respective ownership percentages of the Pre-IPO Stockholders in the event that the underwriters’ over-allotment option was exercised, no compensation of any kind, including finder’s and consulting fees, will be paid directly or indirectly by any person or entity (including entities that are affiliated with our officers and directors, including Georgian Pine Investments) to any of our Pre-IPO Stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Pre-IPO Stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since we do not currently have an operating business, our officers do not receive any compensation for their service to us; and, since we have no other employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs after a merger with a target business is consummated and our management team has had the opportunity to fully understand the operations of the business.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

David Y Chen CEO	2006	-	-	-	295,920	-	-	-	295,920

Hock S. Ong CFO	2006	-	-	-	98,640	-	-	-	98,640

Grants of Plan-Based Awards

Grants of Plan-Based Awards

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
									(1)	(2)	(3)
David Y Chen CEO	April 27, 2006								54,000	0.017	295,920

Hock S. Ong CEO	April 27, 2006								18,000	0.017	98,640

(1) The options were exercisable for three days, beginning on the day that the underwriters exercised their over-allotment option, and then only to the extent necessary to maintain the Pre-IPO stockholders’ pro rata share of our Pre-IPO stockholders’ collective ownership of 20% of our outstanding shares (excluding the shares purchased in the private placement) after initial public offering.

(2) As of the granting date, there was no public market for our common stock. As a result, we cannot compare the exercise price to a market price. From February 25, 2007 through March 31, 2007, our common stocks were traded from $5.25 to $5.47 per share.

(3) We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted-average volatility factor of 15.2%; no expected dividend payments; weighted-average risk-free interest rates in effect of 4.86%, and a weighted-average expected life of 0.13 years. Based upon the above methodology, the per share weighted-average fair value of the options would be $5.48.
Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
	(1)
David Y Chen CEO	54,000			0.017	(1)

Hock S. Ong CEO	18,000			0.017	(1)

(1) The options were exercisable for three days, beginning on the day that the underwriters exercised their over-allotment option, and then only to the extent necessary to maintain the Pre-IPO stockholders’ pro rata share of our Pre-IPO stockholders’ collective ownership of 20% of our outstanding shares (excluding the shares purchased in the private placement) after initial public offering.

Compensation Committee Report

The Company’s Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

The Board of Directors has reviewed and discussed the discussion and analysis of The Company’s compensation which appears above with management, and, based on such review and discussion, the Board of Directors determined that the above disclosure be included in this Annual Report on Form 10-K.

The members of the Board of Directors are:

Richard L. Chang
Hoe Seong Ooi,
Jean Chalopin
Robert B. Hersov
David Y. Chen

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2007, by:

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	Each of our executive officers and directors; and

●	All our executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Richard L. Chang(2) (3)	332,265%		3.79%
David Y. Chen(2) (3)	332,265		3.79
Hock Seng Ong(2)	110,750		1.26
Estelle Lau(2)	31,170		0.36
Kerry Propper(4)	300,000		3.43

Jean Chalopin(2) (3)	143,775		1.64
Robert B. Hersov(2) (3)	143,775		1.64
Hoe Seong Ooi(2) (3)(5)	345,000		3.94
			-
Yoshie Itakura(2) (5)	345,000		3.94
Level Radar Master Fund, Ltd(6)	500,000		5.71
Level Global Investors, L.P(6)	500,000		5.71
Level Global, L.L.C(6)	500,000		5.71
David Ganek(6)	500,000		5.71
Anthony Chiasson(6)	500,000		5.71
MHR Capital Partners Master Account LP(7)	610,259		6.97
MHR Advisors LLC(7)	681,867		7.79
MHR Fund Management LLC(7)	681,867		7.79
Mark H. Rachesky, M.D(7)	681,867		7.79

All directors and executive officers as a group (8 individuals)	1,739,000	(2)%	20.37%
——————
*
Represents less than 1%.

(1) The business address of Richard L. Chang , David Y. Chen, Hock Seng Ong, Estelle Lau , Kerry Propper, Jean Chalopin, Robert B. Hersov, Hoe Seong Ooi, Yoshie Itakura is Level 29, Central Plaza, 381 Huai Hai Zhong Road, Shanghai 200020, China.

(2)Includes option exercised by the Pre-IPO Stockholders to purchase up to 225,000 shares of common stock, at $0.017 per share, which option is exercisable only if the underwriters exercise the over-allotment option and then only to the extent necessary to maintain the Pre-IPO Stockholders’ 20% ownership of our initial public offering.

(3)This individual is a director.

(4)Shares are owned by Kerry Propper China Media Investment Co., Inc., which is wholly owned by Kerry Propper.

(5)Consists of 345,000 shares beneficially owned by AFG Trust Assets Limited, a wholly owned subsidiary of AFG Trust Ltd., of which Mr. Ooi was the Regional Chief Executive Officer. AFG Trust Ltd. is wholly owned by AFG Trust Holdings, all of the securities of which are beneficially owned by Yoshie Itakura, who has the sole right to name the board of directors of AFG Trust Holdings. Mr. Ooi holds these shares in his name in trust for AFG Trust Assets Limited. Mr. Ooi was contractually obligated to vote these shares in accordance with the instructions of AFG Trust Ltd. Pursuant to the rules of the SEC, both Mr. Ooi and AFG Trust Assets Limited may be deemed to beneficially own these shares and, therefore, they are both listed as beneficially owning the shares.

(6) The information relating to Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson is derived from a Schedule 13G dated January 28, 2007 filed by such entities with the Securities and Exchange Commission. The address of the principal business office of Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson is 537 Steamboat Road, Suite 400, Greenwich, Connecticut 06830. The address of the principal business office of Level Radar Master Fund, Ltd. is c/o Citco Fund Services (Bermuda) Limited, Washington Mall West, 2nd Floor, 7 Reid Street, Hamilton HM 11Bermuda. Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson do not directly own Units. Pursuant to an investment management agreement, Level Global Investors, L.P. shares all voting and investment powers with respect to the securities held by Level Radar Master Fund, Ltd. Level Global, L.L.C. acts as the general partner of Level Global Investors, L.P. David Ganek and Anthony Chiasson control Level Global Investors, L.P. and Level Global, L.L.C.

(7) The information relating to MHR Capital Partners Master Account LP, MHR Advisors LLC, MHR Fund Management LLC and Mark H. Rachesky, M.D is derived from a Schedule 13G dated January 29, 2007 filed by such entities with the Securities and Exchange Commission. The address of the principal business office of MHR Capital Partners Master Account LP, MHR Advisors LLC, MHR Fund Management LLC and Mark H. Rachesky, M.D is 40 West 57th Street, 24th Floor, New York, New York, 10019.

Kerry Propper China Media Investment Co., Inc., an entity wholly owned and controlled by Kerry Propper, has agreed with Merriman Curhan Ford & Co. and us that after initial public offering is completed and within the 45 day period beginning 60 days after the end of the “restricted period” under Regulation M, Kerry Propper China Media Investment Co., Inc. and Merriman Curhan Ford & Co., or certain of their respective affiliates or designees, will each place bids for and, if their bids are accepted, purchase 500,000 warrants in the public marketplace at prices not to exceed $0.40 per warrant (an aggregate maximum of 1,000,000 warrants at a maximum aggregate purchase price of $400,000), provided separate trading of the warrants has commenced. They have each further agreed that any warrants purchased by them or their affiliates or designees pursuant to this agreement will not be sold or transferred until after we have completed a business combination. Such purchases will be made by a broker-dealer designated by Merriman Curhan Ford & Co. which will not be participating in the distribution of public offering, in such amounts and at such times as it may determine, in its sole discretion, during the 45 day period so long as the prices do not exceed $0.40 per warrant. Neither that broker-dealer nor its affiliates will be assisting us in our search for prospective target businesses. We believe that the purchases of warrants demonstrate confidence in our ultimate ability to effect a business combination because the warrants will expire worthless if we are unable to consummate a business combination. These warrant purchases may serve to stabilize the market price of the warrants during the 45 day period at a price greater than it would otherwise be in the absence of these purchases. However, since the obligations to place bids for the warrants will terminate at the end of the 45 day period beginning 60 days after the end of the “restricted period” under Regulation M, or the earlier purchase of all the warrants obligated to be bid for and purchased, the market price of the warrants may substantially decrease following the termination of these obligations.

We have agreed that, if we call the warrants for redemption, any warrants purchased pursuant to these agreements will be exercisable on a cashless basis. In such event, the holder would pay the exercise price by surrendering its warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of warrants.

Item 13. Certain Relationships and Related Transactions and Director Independence

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●
None of our officers and directors are required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

●
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the section entitled “Directors, Executive Officers and Corporate Governance-Directors and Executive Officers”.

●
Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company. Mr. Chalopin intends to be a principal in another blank check company focusing on a business combination in Europe, and Mr. Hersov is currently a director of another blank check company which has announced a business combination with a consumer apparel business in the United States. We believe, that there will not be, with regard to Mr. Chalopin, nor are there, with regard to Mr. Hersov, any conflicts regarding the industry or region of focus with such other blank check companies and us.

●
Since our officers and directors beneficially own shares of our common stock which will be released from escrow only in certain limited situations and because they have waived their liquidation distribution rights with respect to the 133,333 shares included in the units they are purchasing in the private placement, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business.

●
Our officers and directors may negotiate to be retained post-business combination as a condition to any potential business combination, and they may look unfavorably upon, or reject a business combination with, a potential target business whose owners refuse to retain certain of our officers or directors post-business combination, thereby resulting in a conflict of interest.

●
In the event management were to make substantial loans to us in excess of the amount outside the trust fund, they may look unfavorably upon or reject a business combination with a potential target whose owners refuse to pay such amounts.

●
Our officers and directors who purchase common stock in the open market will be treated in all respects as public stockholders with respect to those shares. As a result, they will be afforded the same voting rights that the public stockholders are afforded, except that in the case of a vote on our initial business combination, they must vote all of their shares, either for or against a business combination, in accordance with the majority of the shares voted by the public stockholders (other than our Pre-IPO Stockholders).

●
We are obligated, from December 20, 2006, to pay to Shine Media Group Limited, an affiliate of David Y. Chen, chief executive officer and president, an aggregate monthly fee of $10,000 for certain administrative, technology and secretarial services, as well as the use of limited office space in Shanghai. We believe that, based on rent and fee in Shanghai, the fee charged by Shine Media Group Limited is at least as favorable as we could have obtained from an unaffiliated third party.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	The corporation could financially undertake the opportunity;

●	The opportunity is within the corporation’s line of business; and

●	It would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and each of our current and former directors except for Kerry Propper has agreed, until the earlier of a business combination, or liquidation to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any fiduciary obligations arising from a fiduciary relationship established prior to the establishment of a fiduciary relationship with us.

Richard L. Chang is the managing partner of Georgian Pine Investments, an investment fund focusing on early stage technology companies. Since the companies that Georgian Pine invests in are predominantly technology oriented, at the preliminary stages of their formation, and Georgian Pine usually invests in such entities for less than 5% of their beneficial ownership, it is very unlikely that there would be a conflict of interest between Georgian Pine and Shine Media. In the event a conflict of interest did arise, however, since Mr. Chang has a pre-existing relationship with Georgian Pine, it is likely that such conflict would be resolved in favor of Georgian Pine.

Jean Chalopin is the Chief Representative of Castle Hero Picture Ltd., a subsidiary of Beijing Media Plus Consulting Co. Ltd., each of which is involved in television and film production and distribution. Although activities competitive with those of Shine Media are not currently contemplated by these entities, it is possible that such entities would engage in competitive activities in the future. In the event a conflict of interest did arise, however, since Mr. Chalopin has a pre-existing relationship with these entities, it is likely that such conflict would be resolved in favor of these entities.

Kerry Propper has certain pre-existing fiduciary and contractual obligations to Jaguar Acquisition Corporation, Chardan North China Acquisition Corporation and Chardan South China Acquisition Corporation. Jaguar Acquisition Corporation is a blank check company seeking to acquire a business in any industry. Chardan North China Acquisition Corp. and Chardan South China Acquisition Corp. are blank check companies seeking to acquire an operating business north and south, respectively, of the Yangtze River in the People’s Republic of China. Chardan North China Acquisition Corporation has entered into a stock purchase agreement with the stockholders of Gifted Time Holdings, Ltd. (also known as HollySys). If this business combination is not completed by Chardan North China Acquisition Corporation for any reason, Mr. Propper will continue to have a pre-existing fiduciary and contractual obligation to Chardan North China Acquisition Corporation. Jaguar Acquisition Corporation and Chardan South China Acquisition Corporation have not yet entered into any agreement for a business combination. Accordingly, to the extent that Mr. Propper identifies business opportunities that may be suitable for Jaguar Acquisition Corporation, Chardan North China Acquisition Corporation or Chardan South China Acquisition Corporation, he will honor his pre-existing contractual and fiduciary obligations to these entities. Accordingly, he may not present opportunities to us that otherwise may be attractive to Jaguar Acquisition Corporation, Chardan North China Acquisition Corporation or Chardan South China Acquisition Corporation unless such entities have declined to accept such opportunities.

In connection with the vote required for any business combination, all of our Pre-IPO Stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock (whenever and however acquired) in accordance with the majority of the shares voted by our public stockholders (other than our Pre-IPO Stockholders). In addition, our Pre-IPO Stockholders have agreed to waive their respective rights to participate in any liquidation of our trust account as part of our plan of dissolution and distribution to our public stockholders, as well as to vote for any plan of dissolution and distribution submitted to our stockholders, occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering and the shares included in the units being purchased in the private placement.

On July 12, 2005, Jean Chalopin, one of our board members, and Kilmer International Investments Limited, a wholly-owned entity of Robert Hersov, one of our board members, advanced to us a total of $170,000 to cover expenses related to the offering. In connection with the loan, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. These notes were payable with a 4% annual interest on the earlier of the consummation of the offering. These notes were repaid out of the proceeds of our initial public offering. On August 9, 2006, Richard Chang, David Y. Chen, an officer and director and Hock S. Ong and Estelle Lau, each one of our officers, advanced to us an aggregate of $40,000 to cover additional expenses related to our initial public offering. These notes were repaid out of the proceeds of our initial public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Kerry Propper China Media Investment Co., Inc., an entity wholly owned and controlled by Kerry Propper, has agreed with the Merriman Curhan Ford & Co. and us that, within the 45 day period beginning 60 days after the end of the “restricted period” under Regulation M, it and its affiliates or designees will place bids for and, if such bids are accepted, purchase 500,000 warrants in the open market at prices not to exceed $0.40 per warrant, provided that separate trading of the warrants has commenced.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

On July 12, 2005, the Company completed a private placement whereby certain of our officers and directors, as set forth below, purchased an aggregate of 1,500,000 shares at $0.017 per share, generating gross proceeds of $25,000:

Name	Number of Shares	Relationship to Us

Richard L. Chang	142,500	Non executive Chairman and Director
David Y. Chen	723,000	Chief Executive Officer and President
Jean Chalopin	148,500	Director
Robert B. Hersov	148,500	Director
Richard L. Chen	277,500	Advisor
Steven Chang	7,500	Advisor
Thomas Doctoroff	7,500	Advisor
Carl Meyer	7,500	Advisor
Lisa Tseng	37,500	Advisor

On July 25, 2005, Mr. David Y. Chen sold an aggregate of 225,000 of his shares for $0.017 per share to AFG Trust Assets Ltd., an accredited investor which was not formed for the purposes of acquiring our securities, in a private transaction exempt from the registration requirements of the Securities Act. AFG Trust Assets Ltd. is wholly owned by AFG Trust Ltd., which is wholly owned by AFG Trust Holdings, all the securities of which are beneficially owned by Yoshie Itakura. Mr. Ooi was the Regional Chief Executive Officer of AFG Trust Ltd. All shares are subject to Securities Act transfer restrictions, and the certificates evidencing the shares bear legends to such effect.

On April 27, 2006 our Pre-IPO Stockholders sold the following shares owned by them to the persons named below for approximately $0.017 per share in transactions exempt from registration under the Securities Act:

David Y. Chen sold 138,000 shares to Richard L. Chang
Richard L. Chen sold 79,500 shares to Richard L. Chang
Richard L. Chen sold 112,500 shares to Hock S. Ong
Richard L. Chen sold 15,000 shares to Estelle Lau
Jean Chalopin sold 6,000 shares to Hock S. Ong
Robert B. Hersov sold 1,500 shares to Hock S. Ong
Robert B. Hersov sold 4,500 shares to Hoe Seong Ooi
Lisa Tseng sold 22,500 shares to Hoe Seong Ooi
Richard L. Chen sold 48,000 shares to Hoe Seong Ooi
AFG Trust Assets Ltd. sold 225,000 shares to Hoe Seong Ooi

On November 20, 2006 the Pre-IPO Stockholders listed below sold the indicated shares owned by them to Kerry Propper China Media Investment Co., Inc. for approximately $0.017 per share in transactions exempt from registration under the Securities Act:

Name	Number of Shares

Richard L. Chang	90,000
David Y. Chen	90,000
Hock S. Ong	30,000
Jean Chalopin	35,000
Robert B. Hersov	35,000
Richard L. Chen	10,625
Lisa Tseng	3,750
Carl Meyer	1,875
Steven Chang	1,875
Thomas Doctoroff	1,875

On 28 November, 2006 the Pre-IPO Stockholders listed below sold the indicated shares owned by them to Estelle Lau for approximately $0.017 per share in transactions exempt from registration under the Securities Act:

Name	Number of Shares

Richard L. Chen	2,875
Lisa Tseng	2,250
Carl Meyer	2,625
Steven Chang	2,625
Thomas Doctoroff	2,625

All such transfers were exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act due to the limited number of individuals involved, their status as accredited investors and the transfer restrictions on the share certificates.

None of the transferees in the above described transactions (i) had any relationship with the transferors in such transactions, (ii) were sold the shares as consideration for services provided to us, or (iii) assumed any of our obligations or those obligations of the transferors in connection with such transaction, except that Hoe Seong Ooi was the Regional Chief Executive Officer of AFG Trust.

All shares are subject to Securities Act transfer restrictions, and the certificate evidencing the shares bear legends to such effect. The shares were transferred in connection with a restructuring of management.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of our prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which is not before three years from the date of our prospectus. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements. The warrants sold in the private placement were originally issued pursuant to an exemption from the registration requirements under the federal securities laws. The holders of those warrants may be able to exercise their warrants even if, at the time of exercise, there is no current prospectus relating to the common stock issuable upon exercise of such warrants if such exercise is deemed to be a transaction that is exempt from the registration requirements under the federal securities laws. The shares of common stock issued upon such exercise will be restricted shares that will be eligible for resale only pursuant to an effective registration statement or in a transaction that is exempt from the registration requirements under the federal securities laws.

On December 20, 2006, we sold 133,333 units to our officers and directors for an aggregate purchase price of $800,000, or $6.00 per unit. Each unit will consist of one share of common stock and two warrants, each to purchase one share of common stock, exercisable at $5.00 per share, as follows:

Name	Number of Shares

Jean Chalopin	14,900
Rob Hersov	14,900
David Chen	8,265
Richard Chang	8,265
Hock Ong	2,750
Estelle Lau	920
AFG Trust Assets Ltd	83,333
Total	133,333

We have granted the holders of the private placement units demand and “piggy-back” registration rights with respect to the 133,333 shares, the 133,333 warrants and the 133,333 shares underlying the warrants at any time after the consummation of our initial business combination. The demand registration may be exercised by the holders of a majority of such units. We will bear the expenses incurred in connection with the filing of any such registration statements. The securities sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to a limited number of individuals and their status as accredited investors. No discounts or commissions were paid in connection with this private placement.

Anti-Dilution Protection

In order to ensure that the common stock purchased by our Pre-IPO Stockholders would remain 20% of the total number of shares outstanding after public offering (not including the shares sold in the private placement), we issued certain of our Pre-IPO Stockholders options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of our outstanding shares (excluding the shares purchased in the private placement) after the offering in the event the underwriters exercise the over-allotment option. Such options were exercisable at $.017 per share. On January 25, 2007, when the Company consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the our initial public offering, these options were fully exercised, and we issued 225,000 shares of our common stock to certain of Pre-IPO Stockholders. On January 25, 2007, when the Company consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the our initial public offering, these options were fully exercised, and we issued 225,000 shares of our common stock to certain of Pre-IPO Stockholders.

We have granted our stockholders existed before offering demand and “piggy-back” registration rights on shares of our common stock they acquired upon exercise of public option.

Director Independence

Our Board of Directors has not determined if any of its directors qualifies as independent. Our Board of Directors will make a determination about independence after the business combination is consummated. We do not have an audit committee, nominating committee or compensation committee and therefore the entire Board of Directors performs those functions for us.

Item 14. Principal Accountant Fees and Services.

The firm of Goldstein Golub Kessler LLP (‘‘GGK’’) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK, TBS and RSM for services rendered.

Audit Fees

The aggregate fees billed by GGK for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006 and for services performed in connection with the Company's registration statement on Form S-1 filed in 2006 were approximately $56,000. The fees billed by GGK for professional services rendered for services performed in connection with the Company's registration statement on Form S-1 filed in 2005 were approximately $30,000.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, GGK and RSM did not bill any fees for services rendered to us during the fiscal years ended December 31, 2006 and 2005 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by GGK or RSM for professional services rendered during the fiscal years ended December 31, 2006 and 2005 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by GGK or RSM for other professional services rendered during the fiscal years ended December 31, 2006 and 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Note	Description
1.1	(1)	Form of Underwriting Agreement
3.1	(1)	Fourth Amended and Restated Certificate of Incorporation
3.2	(1)	By-laws
4.1	(1)	Specimen Unit Certificate
4.2	(1)	Specimen Common Stock Certificate
4.3	(1)	Specimen Warrant Certificate
4.4	(1)	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
4.5	(1)	Form of Unit Purchase Option to be granted to Representative
10.1	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and David Y. Chen
10.2	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Richard L. Chen
10.3	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Jean Chalopin
10.4	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Richard L. Chang
10.5	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Robert Hersov
10.6	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Carl Meyer
10.7	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Thomas Doctoroff
10.8	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Steven Chang
10.9	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Lisa Tseng
10.10	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Hoe Seong Ooi
10.11	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Estelle Lau
10.12	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Hock Ong
10.13	(1)	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.14	(1)	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Existing Stockholders
10.15	(1)	Form of Services Agreement with Shine Media Group Limited
10.16	(1)	Amended and Restated Promissory Note dated July 12, 2006 issued to Jean Chalopin

10.17	(1)	Amended and Restated Promissory Note dated July 12, 2006 issued to Kilmer International Investments Limited
10.18	(1)	Form of Registration Rights Agreement among the Registrant and the Existing Stockholders
10.19	(1)	Form of Placement Unit Agreement among the Registrant and certain officers and directors of the Registrant
10.20	(1)	Option Agreement between the Registrant and Each of its Existing Stockholders
10.21	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and AFG Trust Assets Ltd.
10.22	(1)	Promissory Note dated August 9, 2006 issued to Richard Chang
10.23	(1)	Promissory Note dated August 9, 2006 issued to David Y. Chen
10.24	(1)	Promissory Note dated August 9, 2006 issued to Hock S. Ong
10.25	(1)	Promissory Note dated August 9, 2006 issued to Estelle Lau
10.26	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Kerry Propper
10.27	(1)	Form of Warrant Purchase Agreement
23.1	(2)	Consent of Goldstein Golub Kessler LLP
31.1	(2)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(2)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933 on Form S-1 (File No. 000-50760) filed on December 14, 2006.

(2)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shine Media Acquisition Corp.

By:	/s/ David Y. Chen
David Y. Chen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1933, this amendment to the registration statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Richard L. Chang	Non-executive Chairman and Director	April 16, 2007
Richard L. Chang

/s/ David Y. Chen	Chief Executive Officer, President and Director (principal executive officer)	April 16, 2007
David Y. Chen

/s/ Hock S. Ong	Chief Financial Officer (principal financial and accounting officer)	April 16, 2007
Hock S. Ong

/s/ Jean Chalopin	Director	April 16, 2007
Jean Chalopin

/s/ Robert B Hersov	Director	April 16, 2007
Robert B. Hersov

/s/ Hoe Seong Ooi	Director	April 16, 2007
Hoe Seong Ooi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shine Media Acquisition Corp.

We have audited the accompanying balance sheets of Shine Media Acquisition Corp. (a corporation in the development stage), as of December 31, 2006 and December 31, 2005, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006, and for the periods from June 24, 2005 (inception) to December 31, 2005 and June 24, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shine Media Acquisition Corp. as of December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, and for the periods from June 24, 2005 (inception) to December 31, 2005 and June 24, 2005 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

Goldstein Golub Kessler LLP

New York, New York
April 12, 2007

SHINE MEDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

ASSETS	December 31, 2006	December 31, 2005
Current assets
Cash in trust	$33,931,152	$-
Cash	773,484	65,176
Total current assets	34,704,636	65,176
Deferred offering costs	-	389,702
Total assets	$34,704,636	$454,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$138,647	$265,772
Accrued offering costs	1,040,500	-
Notes payable, stockholders	-	170,000
Due to stockholders	54,460	-
Total current liabilities	1,233,607	435,772

Common stock subject to possible redemption-1,199,400 shares at redemption value	6,600,198	-

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 89,000,000 shares; issued and outstanding- 1,500,000 shares as at December 31, 2005, and 7,633,333 shares as at December 31,2006	763	150
Paid-in capital in excess of par	27,012,868	24,850
Deficit accumulated during the development stage	(142,800)	(5,894)
Total stockholders’ equity	26,870,831	19,106
Total liabilities and stockholders’ equity	$34,704,636	$454,878

See accompanying notes to financial statements

SHINE MEDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

	For the Year ended December 31, 2006	For the Period from June 24, 2005 (Inception) to December 31, 2005	For the Period from June 24, 2005 (Inception) to December 31, 2006
Operating Costs
Professional fees	$(34,500)	$-	$(34,500)

Franchise tax	(102,500)	-	(102,500)

Other operating costs	$(6,845)	$(3,455)	$(10,300)

Total operating costs	$(143,845)	$(3,455)	$(147,300)

Interest income	14,182	765	14,947

Interest expense	(7,243)	(3,204)	(10,447)

Net loss	$(136,906)	$(5,894)	$(142,800))

Weighted average shares outstanding	1,567,215	1,500,000	1,544,125

Net loss per share	$(0.09)	$(0.00)	$(0.09)

See accompanying notes to financial statements

SHINE MEDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

	For the Period from June 24, 2005 (Inception) to December 31, 2006
				Deficit
	Common Stock		Additional	Accumulated
			Paid-In	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at $0.02 per share	1,500,000	$150	$24,850	$-	$25,000
Net loss	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	(5,894)	19,106
Shares issued in private placement	133,333	13	799,985	-	800,000
Shares issued in public offering, net of offering costs	6,000,000	600	32,788,232	-	32,788,829
Shares reclassified to "common stock subject to possible redemption"	-	-	(6,600,198)	-	(6,600,198)
Net loss	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	$763	$27,012,869	$(142,800)	$26,870,831

See accompanying notes to financial statements

SHINE MEDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

	For the Year ended December 31, 2006	For the period from June 24, 2005 (Inception) to December 31, 2005	For the period from June 24 , 2005 (Inception) to December 31, 2006
Cash flows from operating activities
Net loss	$(136,906)	$(5,894)	$(142,800)

Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on funds held in trust	(13,652)	-	(13,652)
Increase in:
Accrued expenses	144,243	3,204	147,447
Net cash from operating activities	(6,315)	(2,690)	(9,005)

Cash flows from investing activities
Payment to trust account	(33,917,500)	-	(33,917,500)
Net cash from investing activities	(33,917,500)	-	(33,917,500)

Cash flows from financing activities
Proceeds from notes payable, stockholders	40,000	170,000	210,000
Proceeds from stockholders’ advances	54,460	-	54,460
Proceeds from initial sale of common stock	-	25,000	25,000
Proceeds from private placement	800,000	-	800,000
Gross proceeds from public offering	36,000,000	-	36,000,000
Proceeds from underwriter’s option	100	-	100
Payment of notes payable, stockholders	(210,000)	-	(210,000)
Payment of interest on notes payable, stockholders	(8,800)	-	(8,800)
Payment of offering costs	(2,043,637)	(127,134)	(2,170,771)
Net cash provided by financing activities	34,632,123	67,866	34,699,989
Net increase in cash	708,308	65,176	773,484
Cash, beginning of period	65,176	-	-
Cash, end of period	$773,484	$65,176	$773,484
Supplemental disclosure of non-cash financing activity
Increase in accrued offering costs	$777,932	$262,568	$1,040,500

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. Organization, proposed business operations and summary of significant accounting policies

Nature of operations

Shine Media Acquisition Corp. (the “Company”) was incorporated in Delaware on June 24, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other business combination, an operating company in the media and advertising industry in China.

At December 31, 2006, the Company had not yet commenced any operations. All activity through December 31, 2006 relates to the Company’s formation and the private placement (the “Private Placement”) and public offering (“Public Offering” and, together with the Private Placement, the “Offering and Private Placement”) described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s Public Offering was declared effective on December 20, 2006. The Company completed the Private Placement on that date and received net proceeds of $800,000. The Company consummated the Public Offering on December 27, 2006.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses. As used herein, a “target business” means an operating business in the media and advertising industry in China and a “business combination” shall mean the direct or indirect acquisition by the Company of the ownership or control of such a target business or businesses. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

On December 27, 2006, the closing date of the Public Offering, $33,917,500, which amount is approximately 94.2% of the gross proceeds of the Public Offering in the event of the Company’s liquidation (or $5.65 per unit for each of the public stockholders), was placed in a trust account (“Trust Account”) at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company acting as trustee, and invested until the earlier of (i) the consummation of the Company’s first business combination; or (ii) the liquidation of the Company. This amount includes $900,000 of underwriting compensation to be paid to the underwriters, if and only if, a business combination is consummated. The liability for this $900,000 is included on the Company's balance sheet under accrued offering costs. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the Company’s common stock sold in the Public Offering (which excludes, for this purpose, those persons who were stockholders prior to the Public Offering, vote against the business combination and exercise of their conversion rights, the business combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Pre-IPO Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock, the 133,333 shares comprising the units in the Private Placement and any shares of common stock acquired by them in the aftermarket in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination.

After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the trust account (“Trust Account”) as of two business days prior to the date the proposed business combination is to be consummated (net of taxes payable), divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. If 20% or more of the Public Stockholders elect to convert their shares into cash, then the Company will not be permitted to go forward with the business combination. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares sold in the Public Offering may convert their shares in the event of a business combination.

The Company’s fourth amended and restated certificate of incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, and the certificate of incorporation cannot be amended without the affirmative vote of 95% of the shares sold in the Public Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 2.)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Income taxes

The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $48,552 and $2,004 at December 31, 2006 and December 31, 2005, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2006 and December 31, 2005. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Loss per common share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon exercise of options and warrants are excluded from the computation since their effect, for the periods presented, are anti-dilutive.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

2. Offering and Private Placement

On December 27, 2006, the Company consummated its Public Offering by selling 6,000,000 Units at a price of $6.00 per Unit to the public. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or December 20, 2007 and expiring December 20, 2010. An additional 900,000 units may be issued on exercise of a 45-day option granted to the underwriters to cover any over-allotments. After the Warrants become exercisable, the Warrants will be redeemable by the Company at a price of $.01 per Warrant upon 30 days notice, but only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day before the Company sends the notice of redemption.

On December 20, 2006, the Company’s officers and directors purchased, individually or through entities controlled by them, an aggregate of 133,333 units in the Private Placement at $6.00 per unit for an aggregate of $800,000.

All of the Company’s stockholders prior to the Public Offering waived their right to liquidation distributions with respect to the shares of common stock owned by them prior to the Public Offering, including the shares of common stock included in the units sold in the private placement. Accordingly, in the event of a liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

3. Notes Payable, Stockholders

On July 12, 2005, the Company issued unsecured promissory notes to a member of its board of directors and an entity wholly-owned by another member of its board of directors, and totaling $170,000. On August 9, 2006, the Company issued unsecured promissory notes to members of its board of directors and its management team totaling $40,000. Each of the notes had an interest rate of 4% per annum. The notes were fully repaid with the proceeds of the Offering and Private Placement. The accrued interest payable as at December 20, 2006, was $10,447, of which $8,800 was paid to holders of the notes. The outstanding balance of interest of $1,647 as at December 31, 2006 remains payable to the holders of the notes.

4. Due to Stockholders

On and before December 31, 2006, the board of directors and its management team advanced the Company $54,460 to fund the costs of the Public Offering. These advances bear no interest and have no definitive repayment terms, and remain outstanding and payable as at December 31, 2006.

5. Stockholders’ Equity

In connection with the Public Offering, the Company paid an underwriting discount of 3.5% of the gross offering proceeds and a non-accountable expense allowance of 1.0% the gross offering proceeds, to the underwriters at the closing of the Public Offering. The underwriters have agreed to defer additional underwriting fees (inclusive of interest, net of taxes payable) equal to 2.5% of the gross proceeds of the offering, or approximately $900,000 (assuming no exercise of the over-allotment option), until the consummation of the initial business combination. Upon the consummation of the initial business combination, the Company will pay such deferred fees out of the proceeds of the offering held in trust at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company acting as trustee, and that amount will not be available for use to acquire an operating business. In the event that a business combination is not consummated within the required time period, that amount will be included in the distribution to the public stockholders of the proceeds held in trust.

On December 27, 2006, the Company sold to Merriman Curhan Ford & Co., the representative of the underwriters, for $100, a previously granted option to purchase up to a total of 360,000 units. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of our prospectus and expiring 4 years from the date of our prospectus. This option also contains a cashless exercise feature that allows the holder or holders of the option to receive units on a net exercise basis. The units issuable upon exercise of this option are identical to those offered by our prospectus except that the warrants included in the option have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the offering). The option and the 360,000 units, the 360,000 shares of common stock and the 720,000 warrants underlying such units, and the 720,000 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to lock-up under Rule 2710(g)(1) of the NASD Conduct Rules, pursuant to which the option may not be sold, transferred, assigned, pledged or hypothecated for a period of 180 days following the date of our prospectus. However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

The Company accounts for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the offering resulting in a charge directly to stockholders’ equity and a credit to paid-in capital, and, accordingly, there will be no net impact on its financial position or results of operations, except for recording the receipt of the $100 payment at the time of the sale of the option. The Company estimates that the fair value of this option is $452,921 using the Black-Scholes option-pricing model. The fair value of the option is estimated using the following assumptions: (1) expected volatility of 28.0% (2) a risk-free interest rate of 4.92%, and (3) a contractual life of four years. However, because the units do not have a trading history, the expected volatility is based on information currently available to management. The expected volatility was derived by analyzing the volatility over a four-year period for the stock prices of selected companies listed in the USX China Index, a modified market capitalization average index comprised of U.S. exchange listed securities of companies which derive a majority of their revenues within China and taking the simple average of such volatilities. The selected companies used to calculate volatility are China Finance Online Co. Ltd. (JTJC), Hurray! Holding Co. Ltd. (HRAY), Kongzhong Corporation (KONG), Linktone Ltd. (LTON) and Ninetowns DigitalWorld Trade Holdings (NINE). The entire USX China Index was not used because many of the companies included in this index have market capitalizations much larger than that of a target business that we would acquire, and are therefore not accurate examples for purposes of estimating volatility. The assumption of a contractual life of four years is based on the maximum term during which the option may be exercisable, and during which the option may be sold, assigned, pledged or hypothecated, other than to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. Although an expected life of four years was used in the calculation of the fair value of the option, if the Company does not consummate a business combination within the prescribed time period and we liquidate, the option will become worthless.

On April 27, 2006 the Company granted option awards to its founding shareholders and directors. Such options have an exercise price of $0.017 per share, contingently vest upon the exercise of the over-allotment option and expire three days thereafter. The number of shares subject to the options is equal to 25% of the over-allotment shares exercised by the underwriter, and can not exceed 225,000 shares.

The fair value of options granted under the plan was estimated on the date of grant using the Black-Scholes pricing model. The valuation model used for options granted under the Plan assumes that over-allotment will be exercised in full. If the over-allotment is not exercised in full, the compensation cost will be determined on a pro rata basis and any excess recognized compensation cost will be reversed. The inputs for the Black-Scholes pricing model consist of expected volatility of 15.2%, no expected dividends, and a risk-free interest rate of 4.86%. The volatility was calculated using the first 45 days of trading of similar newly public companies.

The weighted-average grant-date fair value of options granted was $5.48. As of April 27, 2006, total unrecognized compensation cost (assuming full exercise of the over-allotment) is estimated at $1,233,000. On January 4, 2007, the date of filing of form 8K to report the consummation of the Initial Public Offering, the company determined that the exercise of the over-allotment was not probable and therefore did not recognize any compensation cost in the period ended December 31, 2006. On January 25, 2007 as discussed in note 9 the underwriters exercised the over-allotment option. The compensation cost will be recognized in the company’s first quarterly filing in 2007.

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7. Commitments

Subsequent to December 20, 2006, the effective day of our initial public offering, the Company agreed to pay to Shine Media Group Limited, an affiliate of David Y. Chen, the Company’s Chief Executive Officer and President, an aggregate of $10,000 a month for 24 months for office space in Shanghai as well as certain administrative, technology and secretarial services expenses.

8. Common stock reserved for issuance

At December 31, 2006, 13,571,666 shares of common stock were reserved for issuance upon exercise of options and warrants.

9. Subsequent event

On January 25, 2007, we consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the Company’s initial public offering. The Units are identical to the Units sold in the IPO and each Unit consists of one share of common stock, $.0001 par value per share, and two warrants, each warrant to purchase one share of Common Stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating aggregate gross proceeds of $5,400,000.

The options granted to our original shareholders and management to purchase 225,000 of common stock at exercise price of $0.017 per share, to maintain their respective percentage ownership in the event of the exercise of the over-allotment by the underwriters, were also fully exercised.