Form 10-K/A
period 2006-12-31
Shine Media Acquisition Corp.
filed 2007-04-16
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

SHINE MEDIA ACQUISITION CORP.

 (Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

29 Level, Central Plaza
381 Huai Hai Zhong Road,
Shanghai 200020, China	200020
(Address of Principal	(Zip Code)
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

	For the year ended December 31, 2006	For the period from June 24, 2005 (inception) to December 31, 2005	For the period from June 24, 2005 (inception) to December 31, 2006
Statement of Operations Data:
Total operating costs	$(143,845)	(3,455)	(147,300)
Interest income	$14,182	765	14,947
Interest expense	$(7,243)	(3,204)	(10,447)
Net loss	$(136,906)	(5,894)	(142,800)
Net loss per share	$0.09	0.00	(0.09)

	December 31, 2006	December 31, 2005
Balance Sheet Data:
Cash	$773,484	65,176
Cash in trust	$33,931,152	-
Total assets	$34,704,636	454,878
Common stock subject to possible redemption-1,199,400 shares at redemption value	$6,600,198	-
Total stockholders’ equity	$26,870,831	19,106

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

/s/ Goldstein Golub Kessler LLP

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

See accompanying notes to financial statements

SHINE MEDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

	For the Year ended December 31, 2006	For the Period from June 24, 2005 (Inception) to December 31, 2005	For the Period from June 24, 2005 (Inception) to December 31, 2006
Operating Costs
Professional fees	$(34,500)	$-	$(34,500)

Franchise tax	(102,500)	-	(102,500)

Other operating costs	(6,845)	(3,455)	(10,300)

Total operating costs	$(143,845)	$(3,455)	$(147,300)

Interest income	14,182	765	14,947

Interest expense	(7,243)	(3,204)	(10,447)

Net loss	$(136,906)	$(5,894)	$(142,800))

Weighted average shares outstanding	1,567,215	1,500,000	1,544,125

Net loss per share	$(0.09)	$(0.00)	$(0.09)

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