Form 10-Q
period 2007-03-31
Shine Media Acquisition Corp.
filed 2007-05-21
CIK 1332741

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number: 001-32685

Shine Media Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o 29 Level, Central Plaza 381 Huai Hai Zhong Road,
Shanghai 200020, China
(Address of Principal Executive Offices including Zip Code)

(86) 21 6391 6188
 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 8,758,333 shares of the Registrant’s common stock issued and outstanding as of May 17, 2007.

Shine Media Acquisition Corporation Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

SHINE MEDIA ACQUISITION CORPORATION
(A development stage company)
BALANCE SHEETS
March 31, 2007

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash in trust	$39,591,660	$33,931,152
Cash	290,973	773,484
Prepaid	87,500	-
Due from stockholders	4,082	-
Total Assets	39,974,215	34,704,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	85,235	138,647
Accrued offering costs	1,005,500	1,040,500
Due to stockholders	-	54,460
Total Liabilities	1,090,735	1,233,607

Common stock subject to possible redemption - 1,379,310 shares at redemption value	7,821,687	6,600,198

Commitments	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common Stock, $0.0001 par value, authorized 89,000,000; issued and outstanding - 7,633,333 shares as at December 31, 2006 and 8,758,333 shares as at March 31,2007	876	763
Paid-in capital in excess of par	30,871,092	27,012,868
Accumulated gain/(deficit) during the development stage	189,825	(142,800)
Total stockholders' equity	31,061,793	26,870,831
Total liabilities and stockholders' equity	$39,974,215	$34,704,636

See accompanying notes to unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(A development stage company)
STATEMENT OF OPERATIONS

	Three Month Periods ended March 31, 2007	Three Month Periods ended March 31, 2006	For the Period from June 24, 2005 (Inception) to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Costs

Professional fees	$(26,274)	$-	$(60,774)

Franchise tax	(1,664)	(2,665)	(104,164)

Other operating costs	(88,945)	(1,709)	(99,245)

Total operating costs	(116,883)	(4,374)	(264,183)

Interest income	449,508	328	464,455

Interest expense	-	(1,677)	(10,447)

Net income/(loss)	$332,625	$(5,723)	$189,825

Weighted average shares outstanding (basic and diluted)	8,454,962	1,500,000	2,507,222

Net income/( loss) per share (basic and diluted)	$0.04	$(0.00)	$0.08

See accompanying notes to unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORP.
(A development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY

	For the period from June 24, 2005 (Inception) to March 31, 2007
				Deficit
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-In Capital	Development Stage	Stockholders' Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at US$0.01 per share	1,500,000	$150	$24,850	$-	$25,000
Net loss	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	(5,894)	19,106

Shares issued in private placement	133,333	13	799,985	-	799,998
Shares issued in public offering	6,000,000	600	32,788,231	-	32,788,831
Shares reclassified to "common stock subject to possible redemption"	-	-	(6,600,198)	-	(6,600,198)
Net loss	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	763	27,012,868	(142,800)	26,870,831

Shares issued for underwriter's over-allotment	900,000	90	5,210,910	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	3,826
Shares reclassified to "common stock subject to possible redemption"	-	-	(1,221,489)	-	(1,221,489)
Deferred underwriter’s commission	-	-	(135,000)	-	(135,000)
Net income				332,625	332,625
Balance at March 31,2007	8,758,333	$876	$30,871,092	$189,825	$31,061,793

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF CASH FLOWS

	Three Month Periods ended March 31,2007	Three Month Periods ended March 31,2006	For the Period from June 24, 2005(Inception) to March 31, 2007
Cashflow from operating activities	(Unaudited)	(Unaudited)	(Unaudited)
Net income/( loss)	$332,625	$(5,723)	$189,825

Adjustments to reconcile net income/(loss) to net cash used in operating expenses:
Interest earned on funds held in trust	(449,508)	-	(463,160)
Increase/(Decrease) in:
Accrued offering expenses	(170,000)	-	(170,000)
Accrued expenses	(53,412)	1,677	94,035
Increase in
Prepaid	(87,500)	-	(87,500)
Net cash used in operating activities	(427,795)	(4,046)	(436,800)

Cashflow from investing activities
Payment to trust account	(5,211,000)	-	(39,128,500)

Cashflow from financing activities
Proceeds from initial sale of common stock	-	-	25,000
Proceeds from private placement	-	-	800,000
Gross proceeds from public offering	-	-	36,000,000
Proceeds from underwriter’s option	-	-	100
Proceeds from underwriter's overallotment	5,400,000	-	5,400,000
Proceeds from management option	3,825	-	3,825
Decrease in due to stockholder	(58,541)	-	(4,081)
Payment of interest on notes payable, stockholders	-	-	(8,800)
Payment of offering costs	(189,000)	-	(2,359,771)
Net cash provided by financing activities	5,156,284	-	39,856,273

Net increase/(decrease) in cash & cash equivalents	(482,511)	(4,046)	290,973

Cash & cash equivalents, beginning of period	773,484	65,176	-
Cash & cash equivalents, ending of period	$290,973	$61,130	$290,973

See accompanying notes to unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

Nature of Operations

Shine Media Acquisition Corp. (the “Company”) was incorporated in Delaware on June 24, 2005 as a blank check company formed to acquire, through a merger, capital stock exchange, asset or stock acquisition or other business combination, an operating company in the media and advertising industry in China.

The Company has not acquired an entity as of March 31, 2007. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The balance sheet at March 31, 2007, statement of operations for the three month periods ended March 31, 2007 and 2006 and for the periods from inception to March 31, 2007, and statement of cash flows for the three month periods ended March 31, 2007 and 2006 and for the periods from inception to March 31, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operation for the three month periods ended March 31, 2007 and 2006 and for the periods from inception to March 31, 2007, the statement of cash flows for the three month periods ended March 31, 2007 and 2006 and for the periods from inception to March 31, 2007.

Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering (the “Public Offering”) and the private placement (the “Private Placement”), although substantially all of the net proceeds of the Public Offering and Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses. As used herein, a “target business” means an operating business in the media and advertising industry in China and a “business combination” shall mean the direct or indirect acquisition by the Company of the ownership or control of such a target business or businesses. There is no assurance that the Company will be able to successfully effect a business combination.

The registration statement for the Company’s Public Offering was declared effective on December 20, 2006.

On December 20, 2006, the Company’s officers and directors purchased, individually or through entities controlled by them, an aggregate of 133,333 units in the Private Placement at $6.00 per unit (each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each warrant to purchase one share of common stock at an exercise price of $5.00 per share. Hereafter referred to as the “Units”) for an aggregate of $800,000.

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

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account as of two business days prior to the date the proposed business combination is to be consummated (net of taxes payable), divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. If 20% or more of the Public Stockholders elect to convert their shares into cash, then the Company will not be permitted to go forward with the business combination. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares sold in the Public Offering may convert their shares in the event of a business combination.

The Company’s fourth amended and restated certificate of incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. These liquidation provisions are also contained in the agreement governing the Trust Account. The Trust Account cannot be amended without the affirmative vote of 100% of the Public Stockholders, and the certificate of incorporation cannot be amended without the affirmative vote of 95% of the shares sold in the Public Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Public Offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 4.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company‘s principal operations have not commenced, and, accordingly, no revenue has been derived during this period.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Company’s board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this statement in preparing those financial statements:

1.	A brief description of the provisions of this statement,
2.	The date that adoption is required, and
3.	The date the employer plans to adopt the recognition provisions of this statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is in the process of evaluating this new statement.

NOTE 4 — OFFERING AND STOCK OPTION

On January 25, 2007, we consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the Company’s Public Offering. The Units are identical to the Units sold in the Public Offering and each Unit consists of one share of common stock, $.0001 par value per share, and two warrants, each warrant to purchase one share of common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating aggregate gross proceeds of $5,400,000.

Prior to the Public Offering, we issued certain of our Pre-IPO Stockholders options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of our outstanding shares (excluding the shares purchased in the Private Placement) after the offering in the event the underwriters exercise the over-allotment option. Such options were exercisable at $.017 per share. The options granted to our original shareholders and management to purchase 225,000 of common stock at exercise price of $0.017 per share, to maintain their respective percentage ownership in the event of the exercise of the over-allotment by the underwriters, were fully exercised on January 25, 2007. The Company does not have any option outstanding as of March 31,2007.

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

NOTE 5 — ACCRUED EXPENSES

On July 12, 2005, the Company issued unsecured promissory notes to a member of its board of directors and an entity wholly-owned by one member of its board of directors, totaling $170,000. On August 9, 2006, the Company issued unsecured promissory notes to members of its board of directors and its management team totaling $40,000. Each of the notes had an interest rate of 4% per annum. The notes were fully repaid with the proceeds of the Offering and Private Placement. The accrued interest payable as at December 20, 2006, was $10,447, of which $8,800 was paid to holders of the notes. The outstanding balance of interest of $1,647 as at March 31, 2007 remains payable to the holders of the notes.

As of March 31, 2007, accrued expenses included audit fees of $17,000, legal fees of $36,165, consulting fees of $30,000 to Shine Media Group Limited, an affiliate of the Company’s Chief Executive Officer and President, and other expenses of $423.

NOTE 6 — DUE TO SHAREHOLDERS

Prior to December 31, 2006, the Board and management team advanced the Company $54,460 to fund the costs of the Public Offering. These advances bore no interest and had no definitive repayment terms. The Company paid off these amounts during the three month period ended March 31, 2007. The balance was zero at March 31, 2007.

NOTE 7 — SHAREHOLDERS’ EQUITY

On January 25, 2007, the Company consummated the sale of 900,000 Units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s initial public offering. The Units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the Trust Account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated. 179,910 shares or 19.99% of the 900,000 shares sold pursuant to the over-allotment option was recorded as common stock subject to possible redemption. As of March 31, 2006, $7,821,687 or 1,379,310 shares at $5.56 per share in average, was record as common stock subject to possible redemption.

On April 27, 2006 the Company granted options to its founding shareholders and directors. Such options had an exercise price of $0.017 per share and vested upon the exercise of the over-allotment options given to the underwriter in the Public Offering. On January 25, 2007, the over-allotment option was fully exercised by the underwriters. Thereafter, our Pre-IPO Stockholders elected to fully exercise their options. We issued 225,000 shares of our common stock to those Pre-IPO Stockholders and received net proceeds of $3,825.

The fair value of options granted was calculated using the Black-Scholes pricing model. The inputs for the Black-Scholes pricing model consist of expected volatility of 15.2%, no expected dividends, and a risk-free interest rate of 4.86%. The volatility was calculated using the first 45 days of trading of similar newly public companies. On January 25, 2007, which is the day the underwriters exercised the over-allotment option, the weighted-average grant-date fair value of options granted was $5.48 and total compensation cost was $1,233,000.  On January 25, 2007, the conditional option became exercisable immediately after the underwriter exercised its over-allotment option.

NOTE 8 — COMMITMENTS

Subsequent to December 20, 2006, the effective day of the Public Offering, the Company agreed to pay to Shine Media Group Limited, an affiliate of David Y. Chen, the Company’s Chief Executive Officer and President, an aggregate of $10,000 a month for 24 months for office space in Shanghai as well as certain administrative, technology and secretarial services expenses.

NOTE 9 — COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2007, 15,146,666 shares of common stock were reserved for issuance upon exercise warrants. No options are outstanding as of March 31, 2007.

NOTE 10 — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on June 24, 2005 to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in the media and advertising industry with their principal operations and business in China.

Our initial business combination must be with one or more operating businesses whose fair market value, collectively, is equal to at least 80% of our net assets at the time of such acquisition. This business combination may be accomplished by identifying and acquiring a single business or multiple operating businesses contemporaneously.

We intend to utilize cash derived from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

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

At of March 31, 2007, the Company had not yet commenced any operations.

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

Results of Operations for the Three Months Period Ended March 31, 2007 and 2006

Since we did not have any operations, all of the income was derived from interest income, most of which was earned on funds held in the Trust Account. For the three months period ended March 31, 2007, we earned income of $449,508 as compared $328 during the same period of 2006. The increase in interest income was due to the trust not being funded until the closing of our initial public offering at the end of December 2006.

Our operating expenses during the period were $116,883, of which $26,274 was for professional fees, $1,644 was for franchise taxes and $88,945 was for other operating costs. And for the comparative period of year 2006, we incurred $2,665 of franchise taxes and $1,709 of other operating costs.

All the professional fees paid or occurred during the three months ended March 31, 2006 were related to our IPO, thus were recorded as deferred offering cost in the balance sheet. While the professional fee incurred during the three months ended March 31, 2007 were the expenses to maintain a public listing company, which were recorded as professional fees in the statement of operations.

The increase of other operating costs during the three months ended March 31, 2007 as compared to the same period of 2006 was due to the facts that we started our efforts to search for target acquisition companies during the three months ended March 31, 2007, while we just kept a company running during the same period of 2006. Furthermore, we incurred directors and officers’ insurance fee of $17,500 during the three months ended March 31, 2007.

We had a net gain of $332,625 for the three months period ended March 31, 2007 as compared to a net loss of $5,723 during the same period of 2006. The net gain during the three months period ended March 31, 2007 is mainly resulted from the interest income during such period.

Liquidity and Capital Resources.

On December 20 and December 27, 2006, the Company consummated the Private Placement and Public Offering of 133,333 units and 6,000,000 units, respectively. Each unit consists of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The units sold in our private placement and initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $800,000 and $36,000,000, respectively. After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the net proceeds to us from the offering and the private placement were $33,617,500. Of this amount, $600,000 was, released to us to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses, and the remaining balance of $33,017,500 was deposited into a trust account, to be used by us only in connection with a business combination. In addition, $900,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated was also deposited into the trust account.

On January 25, 2007, the Company consummated the sale of 900,000 units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s initial public offering. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the trust account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated.

Our net proceeds from the Private Placement, and the sale of the Units in the Public Offering and from the exercise of the over-allotment option by the underwriters was $38,693,500; after deducting offering expenses of approximately $3,506,500 which included: a $360,000 non-accountable expense allowance we paid to Merriman Curhan Ford & Co, and $662,500 of other expenses related to the Public Offering; $2,484,000 of aggregate underwriting discounts from the Public Offering and over-allotment exercise. As of March 31, 2007, the amount held in Trust Account was approximately $39,591,660 which includes the deferred underwriting compensation of $1,035,000 and interest income of $463,660. Of our net proceeds, $39,128,500 was deposited into the Trust Account and the remaining approximately $600,000 was not held in the Trust Account. We will use substantially all of the net proceeds of our Public Offering to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended may be used to finance the operations of the target business or target businesses, to pay finders fees or other expenses contingent on consummating a business combination, or for further acquisitions. We believe that the funds available to us outside of the Trust Account, together with interest income of up to $600,000 on the trust account that may be released to us for working capital purposes, will be sufficient to allow us to operate for at least the next 24 months. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

We are obligated, commencing on December 20, 2006, the effective date of our prospectus, to pay to Shine Media Group Limited, an affiliate of David Y. Chen, our chief executive officer and president, an aggregate monthly fee of $10,000 for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Shanghai. On July 12, 2005, Jean Chalopin, one of our board members, and Kilmer International Investments Limited, a wholly-owned entity of Robert Hersov, one of our board members, advanced to us a total of $170,000 to cover expenses related to the Public Offering. In connection with these loans, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. These notes were payable with a 4% annual interest on the earlier of the consummation of the offering. These notes and the accrued interest thereon were repaid out of the proceeds of our Public Offering. On August 9, 2006, Richard Chang, David Y. Chen, one of our officers and a director and Hock S. Ong and Estelle Lau, each one of our officers, advanced to us an aggregate of $40,000 to cover additional expenses related to our Public Offering. These notes and the accrued interest thereon were repaid out of the proceeds of our Public Offering.

We have agreed to sell to Merriman Curhan Ford & Co., the representative of the underwriters, for $100, an option to purchase up to a total of 360,000 Units. The Units issuable upon exercise of this option are identical to those offered by our prospectus except that the warrants included in the option have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the Public Offering). This option will also contain a cashless exercise feature that allows the holders of the option to use the appreciated value of the option to exercise the option without paying cash.

On April 27, 2006 the Company granted option to its founding shareholders and directors. Such options have an exercise price of $0.017 per share, vested upon the exercise of the over-allotment options by its underwriters. On January 25, 2007, the over-allotment options were fully exercised by the underwriters. Consequently, our Pre-IPO Stockholders elected to exercise their options. We issued 225,000 shares of our common stock to those Pre-IPO Stockholders and received the net proceeds of $3,825.

From inception till March 31, 2007, we earned interest income of $464,455, most of which was earned on funds held in the Trust Account. We also paid $8,800 of interest expenses related to note payables since inception till March 31, 2007.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations.

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2005, the Company completed a private placement whereby certain of our officers and directors purchased an aggregate of 1,500,000 shares at $0.017 per share, generating gross proceeds of $25,000.

On December 20 and December 27, 2006, the Company consummated the Private Placement and Public Offering of 133,333 units and 6,000,000 Units, respectively. Each Unit consists of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The Units sold in our Private Placement and Public Offering were sold at an offering price of $6.00 per Unit, generating gross proceeds of $800,000 and $36,000,000, respectively. After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the net proceeds to us from Private Placement and Public Offering were $33,617,500. Of this amount, $600,000 was, released to us to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses, and the remaining balance of $33,017,500 was deposited into a trust account, to be used by us only in connection with a business combination. In addition, $900,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated was also deposited into the trust account. As of March 31,2007, $ 39,591,660 was in the trust account.

During the quarter ended March 31, 2007, we used the following amounts from the proceeds of the offering: $26,274 for professional fees, $1,644 for franchise taxes and $88,945 for general and administrative expenses.

On January 25, 2007, the Company consummated the sale of 900,000 Units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Public Offering. The Units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the Trust Account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated.

Prior to our Public Offering, we issued certain of our Pre-IPO Stockholders options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of our outstanding shares (excluding the shares purchased in the private placement) after the offering in the event the underwriters exercise the over-allotment option. Such options were exercisable at $.017 per share. On January 25, 2007, when the Company consummated the sale of 900,000 Units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the our Public Offering, these options were fully exercised, and we issued 225,000 shares of our common stock to certain of Pre-IPO Stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer and (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1
Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINE MEDIA ACQUISITION CORPORATION

May 17, 2007	By:	/s/ David Y. Chen
David Y. Chen Chief Executive Officer and President (Principal Executive Officer)

May 17, 2007	By:	/s/ Hock S. Ong
Hock S. Ong Chief Financial Officer (principal financial and accounting officer)