Form 10-Q
period 2007-06-30
Shine Media Acquisition Corp.
filed 2007-08-13
CIK 1332741

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number: 001-32685

Shine Media Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes  ☒ No ☐

There were 8,758,333 shares of the Registrant’s common stock issued and outstanding as of July 20, 2007.

Shine Media Acquisition Corporation Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
BALANCE SHEET

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash & cash equivalents	$733,707	$773,484
Cash in trust	39,501,733	33,931,152
Prepaid	91,236	-
Other receivable	2,953	-
Total Assets	$40,329,629	$34,704,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$277,034	$138,647
Accrued offering costs	1,004,829	1,040,500
Due to stockholders	-	54,460
Total Liabilities	1,281,863	1,233,607

Common stock subject to possible redemption - 1,379,310 shares at redemption value	7,821,687	6,600,198

Commitments	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common Stock, $0.0001 par value, authorized 89,000,000; issued and outstanding -8,758,333 shares as at June 30, 2007 and 7,633,333 shares as at December 31, 2006	876	763
Paid-in capital in excess of par	30,871,092	27,012,868
Comprehensive gain	12,700	-
Retained earnings (deficit) during the development stage	341,411	(142,800)
Total stockholders' equity	31,226,079	26,870,831
Total liabilities and stockholders' equity	$40,329,629	$34,704,636

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
 (Unaudited)

	Three Month Periods ended June 30, 2007	Three Month Periods ended June 30, 2006	Six Month Periods ended June 30, 2007	Six Month Periods ended June 30, 2006	For the Period from June 24, 2005 (Inception) to June 30, 2007
Operating Costs

Professional fees	$(4,500)	-	$(30,774)	-	$(65,274)

Franchise tax	(41,000)	-	(42,664)	(2,665)	(145,164)

Other operating costs	(52,138)	(772)	(141,083)	(2,481)	(151,383)

Total operating costs	(97,638)	(772)	(214,521)	(5,146)	(361,821)

Interest income	498,666	186	948,174	514	963,121

Interest expense	-	(1,695)	-	(3,372)	(10,447)

Income (loss) before income tax	401,028	(2,281)	733,653	(8,004)	590,853

Provision for income tax	249,442	-	249,442	-	249,442

Net income (loss) after income tax	$151,586	(2,281)	$484,211	(8,004)	$341,411
Weighted average shares outstanding (basic and diluted)	8,758,333	1,500,000	8,608,333	1,500,000	3,271,784

Net Income/( loss) per share (basic and diluted)	$0.02	(0.00)	$0.06	(0.01)	$0.10

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION (a development stage company) STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the period from June 24, 2005 (Inception) to June 30, 2007

					Retained Earnings/ (Deficit
					Accumulated)
			Additional		During The
	Common stock		Paid in	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Gain/Loss	Stage	Equity
Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at US$0.01 per share	1,500,000	$150	$24,850	$-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106

Shares issued in private placement	133,333	13	799,985	-	-	799,998
Shares issued in public offering	6,000,000	600	32,788,231	-	-	32,788,831
Shares reclassified to "common stock subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-		(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	763	27,012,868	-	(142,800)	26,870,831

Shares issued for underwriter's over-allotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,826
Shares reclassified to "common stock subject to possible redemption"	-	-	(1,221,489)	-	-	(1,221,489)
Comprehensive gain on marketable securities				12,700		12,700
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)
Net income					484,211	484,211
Balance at June 30,2007	8,758,333	$876	$30,871,092	$12,700	$341,411	$31,226,079

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Month Periods ended June 30, 2007	Six Month Periods ended June 30, 2006	For the Period from June 24, 2005(Inception) to June 30, 2007
Cash flow from operating activities
Net Income/( Loss)	$484,211	$(8,004)	$341,411

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating expenses:
Interest earned on funds held in trust	(346,882)	-	(360,534)
Change in current assets and liabilities:
Increase in accrued offering expenses	(170,672)	-	(170,672)
Increase/(decrease) in accrued expenses	138,387	29,397	285,834
Increase in prepaid	(91,236)	(76,023)	(91,236)
Net cash provided by (used in) operating activities	13,808	(54,630)	4,803

Cash flow from investing activities
Payment to trust account	(5,211,000)	-	(39,128,500)

Cash flow from financing activities
Proceeds from initial sale of common stock	-	-	25,000
Proceeds from private placement	-	-	800,000
Gross proceeds from public offering	-	-	36,000,000
Proceeds from underwriter’s option	-	-	100
Proceeds from underwriter's over-allotment	5,400,000	-	5,400,000
Proceeds from management option	3,825	-	3,825
Decrease in due to stockholder	(57,410)	-	(2,950)
Payment of offering costs	(189,000)	-	(2,359,771)
Payment of interest on notes payable, stockholders	-	-	(8,800)
Net cash provided by financing activities	5,157,415	-	39,857,404

Net increase/(decrease) in cash & cash equivalents	(39,777)	(54,630)	733,707

Cash & cash equivalents, beginning of period	773,484	65,176	-
Cash & cash equivalents, ending of period	$733,707	$10,546	$733,707

See accompanying notes to these unaudited condensed financial statements.

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

The company has not acquired an entity as of June 30, 2007. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The balance sheet at June 30, 2007, statement of operations for the three month periods and the six month periods ended June 30, 2007 and 2006 and for the period from inception to June 30, 2007, and statement of cash flows for the six month periods ended June 30, 2007 and 2006 and for the period from inception to June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operation for the six months ended June 30, 2007 and 2006 and for the period from inception to June 30, 2007, the statement of cash flows for the six months ended June 30, 2007 and 2006 and for the period from inception to June 30, 2007.

Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and note thereto for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of the six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 20, 2006.

On December 20, 2006, the Company’s officers and directors purchased, individually or through entities controlled by them, an aggregate of 133,333 units in a private placement (the “Private Placement”) at $6.00 per unit for an aggregate of $800,000.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and Private Placement, although substantially all of the net proceeds of the Public Offering and Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses. As used herein, a “target business” means an operating business in the media and advertising industry in China and a “business combination” shall mean the direct or indirect acquisition by the Company of the ownership or control of such a target business or businesses. There is no assurance that the Company will be able to successfully effect a business combination.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the Company’s common stock sold in the Public Offering (which excludes, for this purpose, those persons who were stockholders prior to the Public Offering) vote against the business combination and exercise of their conversion rights, the business combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Pre-IPO Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock, the 133,333 shares comprising the units in the Private Placement and any shares of common stock acquired by them in the aftermarket in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

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

The Company’s fourth amended and restated certificate of incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, and the certificate of incorporation cannot be amended without the affirmative vote of 95% of the shares sold in the Public Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial Public Offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 4).

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

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company‘s planned principal operations have not commenced, and, accordingly, no revenue has been derived during this period.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect of this pronouncement on the financial statements.

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

NOTE 4 — OVER ALLOTMENT OPTION, STOCK OPTION AND UNIT PURCHASE OPTION

On January 25, 2007, we consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the Company’s Public Offering. The Units are identical to the Units sold in the Public Offering and each Unit consists of one share of common stock, $.0001 par value per share, and two warrants, each warrant to purchase one share of common stock at an exercise price of $5 per share. The Units were sold at an offering price of $6 per Unit, generating aggregate gross proceeds of $5,400,000.

Prior to the Public Offering, we issued certain of our Pre-IPO Stockholders options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of our outstanding shares (excluding the shares purchased in the Private Placement) after the Public Offering in the event the underwriters exercise the over-allotment option. Such options were exercisable at $.017 per share. The options granted to our original shareholders and management to purchase 225,000 of common stock at exercise price of $0.017 per share, to maintain their respective percentage ownership in the event of the exercise of the over-allotment by the underwriters, were fully exercised on January 25, 2007. Other than the unit purchase option sold to Merriman Curhan Ford & Co., described below, the Company does not have any option outstanding as of June 30, 2007.

On December 27, 2006, the Company sold to Merriman Curhan Ford & Co., the representative of the underwriters, for $100, a previously granted option to purchase up to a total of 360,000 units. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of our prospectus and expiring 4 years from the date of our prospectus. This option also contains a cashless exercise feature that allows the holder or holders of the option to receive units on a net exercise basis. The units issuable upon exercise of this option are identical to those offered by our prospectus except that the warrants included in the option have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the Public Offering). The option and the 360,000 units, the 360,000 shares of common stock and the 720,000 warrants underlying such units, and the 720,000 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to lock-up under Rule 2710(g)(1) of the NASD Conduct Rules, pursuant to which the option may not be sold, transferred, assigned, pledged or hypothecated for a period of 180 days following the date of our prospectus. However, the option may be transferred to any underwriter and selected dealer participating in the Public Offering and their bona fide officers or partners.

The Company accounts for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity and a credit to paid-in capital, and, accordingly, there will be no net impact on its financial position or results of operations, except for recording the receipt of the $100 payment at the time of the sale of the option. The Company estimates that the fair value of this option is $452,921 using the Black-Scholes option-pricing model. The fair value of the option is estimated using the following assumptions: (1) expected volatility of 28.0% (2) a risk-free interest rate of 4.92%, and (3) a contractual life of four years. However, because the units do not have a trading history, the expected volatility is based on information currently available to management. The expected volatility was derived by analyzing the volatility over a four-year period for the stock prices of selected companies listed in the USX China Index, a modified market capitalization average index comprised of U.S. exchange listed securities of companies which derive a majority of their revenues within China and taking the simple average of such volatilities. The selected companies used to calculate volatility are China Finance Online Co. Ltd. (JTJC), Hurray! Holding Co. Ltd. (HRAY), Kongzhong Corporation (KONG), Linktone Ltd. (LTON) and Ninetowns DigitalWorld Trade Holdings (NINE). The entire USX China Index was not used because many of the companies included in this index have market capitalizations much larger than that of a target business that we would acquire, and are therefore not accurate examples for purposes of estimating volatility. The assumption of a contractual life of four years is based on the maximum term during which the option may be exercisable, and during which the option may be sold, assigned, pledged or hypothecated, other than to any underwriter and selected dealer participating in the Public Offering and their bona fide officers or partners. Although an expected life of four years was used in the calculation of the fair value of the option, if the Company does not consummate a business combination within the prescribed time period and we liquidate, the option will become worthless.

NOTE 5 - CASH IN TRUST

On December 20 and December 27, 2006, the Company consummated the Private Placement and Public Offering of 133,333 units and 6,000,000 units, respectively. The net proceeds to us from the Public Offering and the Private Placement were $33,617,500. Of this amount, $600,000 was released to us to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses, and the remaining balance of $33,017,500 was deposited into a Trust Account.

On January 25, 2007, the Company consummated the sale of 900,000 units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s Public Offering. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the Trust Account.

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of trust account was $40,089,063 which includes interest income from the US T-Bills that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the trust account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested for 3 months US T-Bill at an annualized interest rate of 4.60%.

As of June 30, 2007, the balance of Trust Account was $39,501,733. Difference between the purchase price and fair value of the US T-Bill is recorded as comprehensive gain or loss, as the case may be, in the balance sheet.

NOTE 6 — PREPAID

In January 2007, the Company signed a Directors and Officers liability insurance contract which covers 18 months from December 20, 2006 to June 20, 2008. The total value of the contract is $105,000 and was paid in full in January 2007. This expense must be amortized within 18 months. As of June 30, 2007, the net balance is $70,000.

The Company agreed to pay to Shine Media Group Limited, an affiliate of David Y. Chen, the Company’s Chief Executive Officer and President, an aggregate of $10,000 a month for 24 months for office space in Shanghai as well as certain administrative, technology and secretarial services expenses. The Company prepaid $10,000 to Shine Media Group Limited in June for July expenses.

The Company prepaid $10,000 to its printer to cover the costs of SEC fillings and printing expenses related to the SEC fillings. . As of June 30, 2007, the balance is $7,703.

The Company also prepaid $3,533 to Hock Ong as traveling and accommodation expenses.

NOTE 7 — ACCRUED EXPENSES

On July 12, 2005, the Company issued unsecured promissory notes to a member of its board of directors and an entity wholly-owned by one member of its board of directors, totaling $170,000. On August 9, 2006, the Company issued unsecured promissory notes to members of its board of directors and its management team totaling $40,000. Each of the notes had an interest rate of 4% per annum. The notes were fully repaid with the proceeds of the Public Offering and Private Placement. The accrued interest payable as at December 20, 2006, was $10,447, of which $8,800 was paid to holders of the notes. The outstanding balance of interest of $1,647 was paid on March. As at June 30, 2007, the balance was zero.

As of June 30, 2007, accrued expenses also included audit fees of $8,532, legal fees of $19,060 and provision for income tax of $249,442.

NOTE 8 — DUE TO SHAREHOLDERS

On and before December 31, 2006, the board of directors and its management team advanced the Company $54,460 to fund the costs of the Public Offering. These advances bear no interest and have no definitive repayment terms. The company paid off all the dues as of June 30, 2007. The balance was zero as at June 30, 2007.

NOTE 9 — STOCKHOLDERS’ EQUITY

On June 28, 2007, $39,488,432 was invested for 3 months US T-Bill at an annualized interest rate of 4.60%. As of June 30, 2007, the fair value of US T-Bill was $39,501,132.The Company records the difference between the actual cost and the fair value of US T-Bill of $12,700 as comprehensive gain.

On January 25, 2007, the Company consummated the sale of 900,000 Units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s Public Offering. The Units were sold at an offering price of $6 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the Trust Account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated. 179,910 shares or 19.99% of the 900,000 shares sold pursuant to the over-allotment option was recorded as common stock subject to possible redemption. As of March 31, 2006, $7,821,687 or 1,379,310 shares at $5.56 per share in average, was record as common stock subject to possible redemption.

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

The fair value of options granted was calculated using the Black-Scholes pricing model. The inputs for the Black-Scholes pricing model consisted of expected volatility of 15.2%, no expected dividends, and a risk-free interest rate of 4.86%. The volatility was calculated using the first 45 days of trading of similar newly public companies. On January 25, 2007, which is the day the underwriters exercised the over-allotment option, the weighted-average grant-date fair value of options granted was $5.48 and total compensation cost was $1,233,000.  On January 25, 2007, the conditional option became exercisable immediately after the underwriter exercised its over-allotment option.

NOTE 10 — COMMITMENTS

Subsequent to December 20, 2006, the effective day of our Public Offering, the Company agreed to pay to Shine Media Group Limited, an affiliate of David Y. Chen, the Company’s Chief Executive Officer and President, an aggregate of $10,000 a month for 24 months for office space in Shanghai as well as certain administrative, technology and secretarial services expenses.

NOTE 11 — COMMON STOCK RESERVED FOR ISSUANCE

At June 30, 2007, 15,146,666 shares of common stock were reserved for issuance upon exercise of options and warrants.

NOTE 12 — PREFERRED STOCK

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

We intend to utilize cash derived from the proceeds of our recently completed Public Offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

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

At of June 30, 2007, the Company had not yet commenced any operations.

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

 Results of Operations for the Six Month Periods Ended June 30, 2007

Since we did not have any operations, all of our income was derived from interest, most of which was earned on funds held in the Trust Account. For the six month periods ended June 30, 2007, we earned interest income of $948,174 as compared to $514 during the same period of 2006. The increase in interest income was due to the trust not being funded until the closing of our Public Offering at the end of December 2006.

Our operating expenses during the six month periods ended June 30, 2007 were $214,521. This includes professional fees of $30,774 and franchise taxes of $42,664 and other operating costs of $141,083. For the same period ended June 30, 2006, total operating expenses was $5,146, of which $2,665 was for franchise taxes and $2,481 was for other operating costs.

The professional fee incurred during the six months ended June 30, 2007 were expenses to maintain a public listing company and to close the exercise of the underwriter’s over-allotment option, which were recorded as professional fees in the statement of operations.

The increase of other operating costs during the six months ended June 30, 2007 as compared to the same periods of 2006 was due to initiate our efforts to search for target acquisition companies during the six months ended June 30, 2007.

We had a net gain of $484,211 for the six month periods ended June 30, 2007 as compared to a net loss of $8,004 during the same period of 2006. The net gain during the six month periods ended June 30, 2007 is due to interest earned during such period, and it included a provision for income tax of $249,442.

Results of Operations for the Three Month Periods Ended June 30, 2007

For the three month periods ended June 30, 2007, we earned interest income of $498,666. For the same periods ended June 30, 2006, our interest income was $186. Most of our interest income was earned on funds held in the Trust Account.

Our operating expenses during the three month were $97,638, of which $4,500 was for professional fees, $41,000 was for franchise taxes and $52,138 was for other operating costs. For the comparative period of 2006, we had operating costs of $772 and no franchise taxes.

The professional fees incurred during the three months ended June 30, 2007 were expenses to maintain a public listing company. All the operating costs paid or occurred during the three months ended June 30, 2006 were related to our IPO, thus were recorded as deferred offering cost in the balance sheet.

We had a net gain of $151,586 for the three month periods ended June 30, 2007 as compared to a net loss of $2,281 during the same period of 2006.

Liquidity and Capital Resources.

On December 20 and December 27, 2006, the Company consummated the Private Placement and Public Offering of 133,333 units and 6,000,000 units, respectively. Each unit consists of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The units sold in our Private Placement and Public Offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $800,000 and $36,000,000, respectively. After deducting the underwriting discounts and commissions, the placement fee and the Public Offering expenses, the net proceeds to us from the Public Offering and the Private Placement were $33,617,500. Of this amount, $600,000 was, released to us to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses, and the remaining balance of $33,017,500 was deposited into a Trust Account, to be used by us only in connection with a business combination. In addition, $900,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated was also deposited into the Trust Account.

On January 25, 2007, the Company consummated the sale of 900,000 units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s Public Offering. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the Trust Account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated.

Our net proceeds from the Private Placement, and the sale of the Units in the Public Offering and from the exercise of the over-allotment option by the underwriters was $38,693,500 after deducting offering expenses of approximately $3,506,500 which included: a $360,000 non-accountable expense allowance we paid to Merriman Curhan Ford & Co, and $662,500 of other expenses related to the Public Offering; and $2,484,000 of aggregate underwriting discounts from the Public Offering and over-allotment exercise. As of June 30, 2007, the amount held in Trust Account was approximately $39,501,733, which includes the deferred underwriting compensation of $1,035,000. Of our net proceeds, $39,128,500 was deposited into the Trust Account and the remaining approximately $600,000 was not held in the Trust Account. We will use substantially all of the net proceeds of our Public Offering to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended may be used to finance the operations of the target business or target businesses, to pay finders fees or other expenses contingent on consummating a business combination, or for further acquisitions. We believe that the funds available to us outside of the Trust Account, together with the $600,000 of interest income released to us for working capital purposes, should be sufficient to allow us to operate for at least the next 18 months. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

We are obligated, commencing on December 20, 2006, the effective date of our prospectus, to pay to Shine Media Group Limited, an affiliate of David Y. Chen, our chief executive officer and president, an aggregate monthly fee of $10,000 for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Shanghai. On July 12, 2005, Jean Chalopin, one of our board members, and Kilmer International Investments Limited, a wholly-owned entity of Robert Hersov, one of our board members, advanced to us a total of $170,000 to cover expenses related to the Public Offering. In connection with these loans, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. These notes were payable with a 4% annual interest and were repaid out of the proceeds of our Public Offering. On August 9, 2006, Richard Chang, David Y. Chen, one of our officers and a director and Hock S. Ong and Estelle Lau, each one of our officers, advanced to us an aggregate of $40,000 to cover additional expenses related to our Public Offering. These notes and the accrued interest thereon were repaid out of the proceeds of our Public Offering.

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

On April 27, 2006 the Company granted an option to its founding shareholders and directors. Such options had an exercise price of $0.017 per share, vested upon the exercise of the over-allotment options by its underwriters. On January 25, 2007, the over-allotment option was fully exercised by the underwriters. Consequently, our Pre-IPO Stockholders elected to exercise their options. We issued 225,000 shares of our common stock to those Pre-IPO Stockholders and received the net proceeds of $3,825.

From inception through June 30, 2007, we earned interest income of $963,121, most of which was earned on funds held in the Trust Account since the Public Offering. We also paid $10,447 of interest expenses related to notes payables since inception through June 30, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our Public Offering held in the Trust Account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2005, the Company completed a Private Placement whereby certain of our officers and directors purchased an aggregate of 1,500,000 shares at $0.017 per share, generating gross proceeds of $25,000.

On December 20 and December 27, 2006, the Company consummated a Private Placement and our Public Offering of 133,333 units and 6,000,000 units, respectively. Each unit consists of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The units sold in our Private Placement and Public Offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $800,000 and $36,000,000, respectively. After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the net proceeds to us from the Public Offering and the Private Placement were $33,617,500. Of this amount, $600,000 was, released to us to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses, and the remaining balance of $33,017,500 was deposited into a Trust Account, to be used by us only in connection with a business combination. In addition, $900,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated was also deposited into the Trust Account. As of December 31, 2006, $33,917,500 was in the Trust Account.

On January 25, 2007, the Company consummated the sale of 900,000 units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s Ppublic Offering. The units were sold at an offering price of $6.00 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the Trust Account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated.

During the quarter ended June 30, 2007, we used the following amounts from the proceeds of the Public Offering: $26,274 for professional fees, $42,664 for franchise taxes and $141,053 for general and administrative expenses.

Prior to our Public Offering, we issued certain of our pre-initial public offering stockholders (hereafter, our stockholders prior to the initial public offering, including all of the officers and directors of the Company defined as “Pre-IPO Stockholders”) options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of our outstanding shares (excluding the shares purchased in the Private Placement) after the Public Offering in the event the underwriters exercise the over-allotment option. Such options were exercisable at $.017 per share. On January 25, 2007, when the Company consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the our initial public offering, these options were fully exercised, and we issued 225,000 shares of our common stock to those Pre-IPO Stockholders.

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

SHINE MEDIA ACQUISITION CORPORATION

August 8, 2007	By:	/s/ David Y. Chen
David Y. Chen Chief Executive Officer and President (principal executive officer)

August 8, 2007	By:	/s/ Hock S. Ong
Hock S. Ong Chief Financial Officer (principal financial and accounting officer)