Form 10-Q
period 2007-09-30
Shine Media Acquisition Corp.
filed 2007-11-13
CIK 1332741

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number: 001-32685

Shine Media Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

There were 8,758,333 shares of the Registrant’s common stock issued and outstanding as of October 25, 2007.

Shine Media Acquisition Corporation Index to Form 10-Q

Part I.	Financial Information	3

	Item 1. Financial Statements	3

	Balance Sheet as of September 30, 2007(Unaudited) and December 31, 2006	3

	Statements of Operations for the three month periods and nine month periods ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 (Unaudited)	4

	Statements of stockholders’ equity for the period from inception to September 30, 2007 (Unaudited)	5

	Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4. Controls and Procedures	19

Part II.	Other Information	20

	Item 1. Legal Proceedings	20

	Item 1A. Risk Factors	20

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3. Defaults Upon Senior Securities	20

	Item 4. Submission of Matters to a Vote of Security Holders	21

	Item 5. Other Information	21

	Item 6. Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
BALANCE SHEET

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash & cash equivalents	$646,097	$773,484
Cash in trust	39,952,152	33,931,152
Prepaid	67,965	-
Other receivable	2,953	-
Total Assets	$40,669,166	$34,704,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$452,388	$138,647
Accrued offering costs	1,004,829	1,040,500
Due to stockholders	-	54,460
Total Liabilities	1,457,782	1,233,607

Common stock subject to possible redemption - 1,379,310 shares at redemption value	7,821,687	6,600,198

Commitments	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common Stock, $0.0001 par value, authorized 89,000,000; issued and outstanding - 7,633,333 shares as at December 31, 2006 and 8,758,333 shares as at September 30, 2007	876	763
Paid-in capital in excess of par	30,871,092	27,012,868
Comprehensive loss	(1,457)	-
Retained earnings during the development stage	519,753	(142,800)
Total stockholders' equity	31,390,263	26,870,831
Total liabilities and stockholders' equity	$40,669,166	$34,704,636

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
 (Unaudited)

	Three Month Periods ended September 30, 2007	Nine Month Periods ended September 30, 2007	Three Month Periods ended September30, 2006	Nine month Periods ended September 30, 2006	For the Period from June 24, 2005 (Inception) to September 30, 2007
Operating Costs

Professional fees	$(11,404)	(42,178)	$-	-	$(76,678)

Franchise tax	(20,500)	(63,164)	-	(2,665)	(165,664)

Other operating costs	(96,552)	(237,635)	(1,123)	(3,604)	(247,935)

Total operating costs	(128,456)	(342,977)	(1,123)	(6,269)	(490,277)

Interest income	464,845	1,413,019	16	530	1,429,630

Interest expense	-	-	(1,981)	(5,354)	(10,447)

Income (loss) before income tax	338,053	1,071,706	(3,088)	(11,093)	928,906
Provision for income tax	158,047	407,489	-	-	407,489
Net income (loss) after income tax	$178,342	662,553	$(3,088)	(11,093)	$519,753
Weighted average shares outstanding (basic and diluted)	8,758,333	8,659,068	1,500,000	1,500,000

Net Income/( loss) per share (basic and diluted)	$0.02	0.12	$(0.00)	(0.01)

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the period from June 24, 2005 (Inception) to September 30, 2007

					Retained Earnings Accumulated
			Additional		During The
	Common stock		Paid in	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at US$0.01 per share	1,500,000	$150	$24,850	$-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106

Shares issued in private placement	133,333	13	799,985	-	-	799,998
Shares issued in public offering	6,000,000	600	32,788,231	-	-	32,788,831
Shares reclassified to "common stock subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-		(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	763	27,012,868	-	(142,800)	26,870,831

Shares issued for underwriter's over-allotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,826
Shares reclassified to "common stock subject to possible redemption"	-	-	(1,221,489)	-	-	(1,221,489)
Comprehensive gain on marketable securities				(1,457)		12,700
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)
Net income					662,553	662,553
Balance at September 30,2007	8,758,333	$876	$30,871,092	$(1,457)	$519,753	$31,390,263

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine month Periods ended September 30, 2007	Nine month Periods ended September 30, 2006	For the Period from June 24, 2005(Inception) to September 30, 2007
Cash flow from operating activities
Net Income/( Loss)	$662,553	$(11,093)	$519,753

Adjustments to reconcile net income (loss) to net cash used in operating expenses:
Interest earned on funds held in trust	(813,122)	-	(826,774)
Change in current assets and liabilities:
Increase in accrued offering expenses	(170,672)	-	(170,672)
Increase in other receivable	(4229)	-	(4,229)
Increase in deferred expenses	17,500	-	17,500
Increase/(decrease) in accrued expenses	313,741	87,586	461,188
Increase in prepaid	(81,236)	(195,943)	(81,236)
Net cash used in operating activities	(73,802)	(119,450)	(82,807)

Cash flow from investing activities
Payment to trust account	(5,211,000)	-	(39,128,500)

Cash flow from financing activities
Proceeds from initial sale of common stock	-	-	25,000
Proceeds from private placement	-	-	800,000
Gross proceeds from public offering	-	-	36,000,000
Proceeds from underwriter’s option	-	-	100
Proceeds from underwriter's over-allotment	5,400,000	-	5,400,000
Proceeds from management option	3,825	-	3,825
Increase/(Decrease) in due to stockholder	(57,410)	15,121	(2,950)
Increase/(Decrease) in notes payable	-	40,000	-
Payment of offering costs	(189,000)	-	(2,359,771)
Payment of interest on notes payable, stockholders	-	-	(8,800)
Net cash provided by financing activities	5,157,415	55,121	39,857,404

Net increase/(decrease) in cash & cash equivalents	(127,387)	(64,923)	646,097

Cash & cash equivalents, beginning of period	773,484	65,176	-
Cash & cash equivalents, ending of period	$646,097	$874	$646,097

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

The company has not acquired an entity as of September 30, 2007. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The balance sheet at September 30, 2007, statement of operations for the three month periods and the nine month periods ended September 30, 2007 and 2006 and for the period from inception to September 30, 2007, and statement of cash flows for the nine month periods ended September 30, 2007 and 2006 and for the period from inception to September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operation for the nine months ended September 30, 2007 and 2006 and for the period from inception to September 30, 2007, the statement of cash flows for the nine months ended September 30, 2007 and 2006 and for the period from inception to September 30, 2007.

Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and note thereto for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 20, 2006.

On December 20, 2006, the Company’s officers and directors purchased, individually or through entities controlled by them, an aggregate of 133,333 units in a private placement (the “Private Placement”) at $6.00 per unit for an aggregate of $800,000.

On December 27, 2006, the Company consummated its Public Offering by selling 6,000,000 Units at a price of $6.00 per Unit to the public. $33,917,500, which amount is approximately 94.2% of the gross proceeds of the Public Offering (or $5.65 per unit for each of the public stockholders), was placed in a Trust Account (“Trust Account”) at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company acting as trustee, and invested until the earlier of (i) the consummation of the Company’s first business combination; or (ii) the liquidation of the Company. This amount includes $900,000 of underwriting compensation to be paid to the underwriters, if and only if, a business combination is consummated. The liability for this $900,000 is included on the Company's balance sheet under accrued offering costs. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the Company’s common stock sold in the Public Offering (which excludes, for this purpose, those persons who were stockholders prior to the Public Offering) vote against the business combination and exercise of their conversion rights, the business combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Pre-IPO Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock, the 133,333 shares included in the units in the Private Placement and any shares of common stock acquired by them in the aftermarket in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination that is approved and consummated, any Public Stockholder who votes against the business combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account as of two business days prior to the date the proposed business combination is to be consummated (net of taxes payable), divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. If 20% or more of the Public Stockholders elect to convert their shares into cash, then the Company will not be permitted to go forward with the business combination. Accordingly, Public Stockholders holding approximately19.99% of the aggregate number of shares sold in the Public Offering may convert their shares in the event of a business combination.

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

Prior to the Public Offering, we issued certain of our Pre-IPO Stockholders options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of our outstanding shares (excluding the shares purchased in the Private Placement) after the Public Offering in the event the underwriters exercise the over-allotment option. Such options were exercisable at $.017 per share. The options granted to our original shareholders and management to purchase 225,000 of common stock at exercise price of $0.017 per share, to maintain their respective percentage ownership in the event of the exercise of the over-allotment by the underwriters, were fully exercised on January 25, 2007. Other than the unit purchase option sold to Merriman Curhan Ford & Co., described below, the Company does not have any option outstanding as of September 30, 2007.

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

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of trust account was $40,089,063 which includes interest income from the US T-Bills that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the trust account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested for 3 months US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase 3 months US T-Bill at an annualized interest rate of 3.67%

As of September 30, 2007, the balance of Trust Account was $39,952,152.

NOTE 6 — PREPAID

In January 2007, the Company signed a Directors and Officers liability insurance contract which covers 18 months from December 20, 2006 to June 20, 2008. The total value of the contract is $105,000 and was paid in full in January 2007. This expense must be amortized within 18 months. As of September 30, 2007, the net balance is $52,500.

The Company prepaid $10,000 to its printer to cover the costs of SEC fillings and printing expenses related to the SEC fillings. As of September 30, 2007, the balance is $7,703.

The Company also prepaid $3,198 to Hock Ong and $4,564 to David Chen as traveling and accommodation expenses.

NOTE 7 — ACCRUED EXPENSES

On July 12, 2005, the Company issued unsecured promissory notes to a member of its board of directors and an entity wholly-owned by one member of its board of directors, totaling $170,000. On August 9, 2006, the Company issued unsecured promissory notes to members of its board of directors and its management team totaling $40,000. Each of the notes had an interest rate of 4% per annum. The notes were fully repaid with the proceeds of the Public Offering and Private Placement. The accrued interest payable as at December 20, 2006, was $10,447, of which $8,800 was paid to holders of the notes. The outstanding balance of interest of $1,647 was paid on March. There were no outstanding promissory notes at September 30, 2007.

As of September 30, 2007, accrued expenses also included audit fees of $8,532, legal fees of $19,060, travelling expense of $11,414, stock agent fee of $5,892 and provision for income tax of $407,489.

NOTE 8 — DUE TO SHAREHOLDERS

On and before December 31, 2006, the board of directors and its management team advanced the Company $54,460 to fund the costs of the Public Offering. These advances bear no interest and have no definitive repayment terms. The company paid off all amounts due as of September 30, 2007.

NOTE 9 — STOCKHOLDERS’ EQUITY

On June 28, 2007, $39,488,432 was invested for 3 months in a US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase another 3 month US T-Bill. As of September 30, 2007, the fair value of the US T-Bill owned by the Company was $39,951,762. The Company recorded the difference between the actual cost and the fair value of US T-Bill of $1,457 as comprehensive loss.

On January 25, 2007, the Company consummated the sale of 900,000 Units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s Public Offering. The Units were sold at an offering price of $6 per unit, generating aggregate gross proceeds of $5,400,000. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the Trust Account, which includes $135,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated. 179,910 shares, or 19.99%, of the 900,000 shares sold pursuant to the over-allotment option was recorded as common stock subject to possible redemption. As of September 31, 2006, $7,821,687 or 1,379,310 shares at $5.56 per share in average, was record as common stock subject to possible redemption.

On April 27, 2006 the Company granted options to its founding shareholders and directors to maintain their ownership of 20% of our outstanding shares (including the shares purchased in the private placement) after the Public Offering in the event that the underwriter exercised their over allotment option. Such options had an exercise price of $0.017 per share and vested upon the exercise of the over-allotment options given to the underwriter in the Public Offering. On January 25, 2007, the over-allotment option was fully exercised by the underwriters. Thereafter, our Pre-IPO Stockholders elected to fully exercise their options. The Company issued 225,000 shares of our common stock to those Pre-IPO Stockholders and received net proceeds of $3,825.

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

NOTE 10 — COMMITMENTS

Subsequent to December 20, 2006, the effective day of our Public Offering, the Company agreed to pay to Shine Media Group Limited, an affiliate of David Y. Chen, the Company’s Chief Executive Officer and President, an aggregate of $10,000 a month for 24 months for office space in Shanghai as well as certain administrative, technology and secretarial services and expenses.

NOTE 11 — COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2007, 15,146,666 shares of common stock were reserved for issuance upon exercise of options and warrants.

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

At of September 30, 2007, the Company is continuing its search process to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in the media and advertising industry with their principal operations and business in China.

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

Results of Operations for the Nine month Periods Ended September 30, 2007

Since we did not have any operations, all of our income was derived from interest, most of which was earned on funds held in the Trust Account. For the nine month periods ended September 30, 2007, we earned interest income of $1,414,683 as compared to $530 during the same period of 2006. The increase in interest income was due to the trust not being funded until the closing of our Public Offering at the end of December 2006.

Our operating expenses during the nine month periods ended September 30, 2007 were $342,977. This includes professional fees of $42,178 and franchise taxes of $63,164 and other operating costs of $237,635. For the same period ended September 30, 2006, total operating expenses was $6,269, of which $2,665 was for franchise taxes and $3,604 was for other operating costs.

The professional fee incurred during the nine months ended September 30, 2007 were expenses to maintain a public listing company and to close the exercise of the underwriter’s over-allotment option, which were recorded as professional fees in the statement of operations.

The increase of other operating costs during the nine months ended September 30, 2007 as compared to the same periods of 2006 was due to initiate our efforts to search for target acquisition companies during the nine months ended September 30, 2007.

We had a net gain of $822,264 for the nine month periods ended September 30, 2007 as compared to a net loss of $11,093 during the same period of 2006. The net gain during the nine month periods ended September 30, 2007 is due to interest earned during such period, and it included a provision for income tax of $249,442.

Results of Operations for the Three Month Periods Ended September 30, 2007

For the three month periods ended September 30, 2007, we earned interest income of $466,509. For the same periods ended September 30, 2006, our interest income was $16. Most of our interest income was earned on funds held in the Trust Account.

Our operating expenses during the three month were $128,456, of which $11,404 was for professional fees, $20,500 was for franchise taxes and $96,552 was for other operating costs. For the comparative period of 2006, we had operating costs of $1,123 and no franchise taxes.

The professional fees incurred during the three months ended September 30, 2007 were expenses to maintain a public listing company. All the operating costs paid or occurred during the three months ended September 30, 2006 were related to our IPO, thus were recorded as deferred offering cost in the balance sheet.

We had a net gain of $338,053 for the three month periods ended September 30, 2007 as compared to a net loss of $3,088 during the same period of 2006.

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

Our net proceeds from the Private Placement, and the sale of the Units in the Public Offering and from the exercise of the over-allotment option by the underwriters was $38,693,500 after deducting offering expenses of approximately $3,506,500 which included: a $360,000 non-accountable expense allowance we paid to Merriman Curhan Ford & Co; $662,500 of other expenses related to the Public Offering; and $2,484,000 of aggregate underwriting discounts from the Public Offering and over-allotment exercise. As of September 30, 2007, the amount held in Trust Account was approximately $39,967,973, which includes the deferred underwriting compensation of $1,035,000. Of our net proceeds, $39,128,500 was deposited into the Trust Account and the remaining approximately $600,000 was not held in the Trust Account. We will use substantially all of the net proceeds of our Public Offering to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended may be used to finance the operations of the target business or target businesses, to pay finders fees or other expenses contingent on consummating a business combination, or for further acquisitions. We believe that the funds available to us outside of the Trust Account, together with the $600,000 of interest income released to us on June 28, 2007 for working capital purposes, should be sufficient to allow us to operate for at least the next 15 months. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

We are obligated, commencing on December 20, 2006, the effective date of our prospectus, to pay to Shine Media Group Limited, an affiliate of David Y. Chen, our chief executive officer and president, an aggregate monthly fee of $10,000 for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Shanghai. On July 12, 2005, Jean Chalopin, one of our board members, and Kilmer International Investments Limited, a wholly-owned entity of Robert Hersov, one of our board members, advanced to us a total of $170,000 to cover expenses related to the Public Offering. In connection with these loans, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. These notes were payable with a 4% annual interest and were repaid out of the proceeds of our Public Offering. On August 9, 2006, Richard Chang and David Y. Chen, each one of our officers and a director, and Hock S. Ong and Estelle Lau, each one of our officers, advanced to us an aggregate of $40,000 to cover additional expenses related to our Public Offering. These notes and the accrued interest thereon were repaid out of the proceeds of our Public Offering.

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

On April 27, 2006 the Company granted an option to its founding shareholders and directors to maintain their ownership of 20% of our outstanding shares (including the shares purchased in the private placement) after the Public Offering in the event that the underwriter exercised their over allotment option. Such options had an exercise price of $0.017 per share, vested upon the exercise of the over-allotment options by its underwriters. On January 25, 2007, the over-allotment option was fully exercised by the underwriters. Consequently, our Pre-IPO Stockholders elected to exercise their options. The Company issued 225,000 shares of our common stock to those Pre-IPO Stockholders and received the net proceeds of $3,825.

From inception through September 30, 2007, we earned interest income of $1,429,630, most of which was earned on funds held in the Trust Account since the Public Offering. We also paid $10,447 of interest expenses related to notes payables since inception through September 30, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2007, we used the following amounts from the proceeds of the Public Offering: $42,178 for professional fees, $63,164 for franchise taxes and $237,635 for general and administrative expenses.

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

SHINE MEDIA ACQUISITION CORPORATION

November 9, 2007	By:	/s/ David Y. Chen
David Y. Chen Chief Executive Officer and President (principal executive officer)

November 9, 2007	By:	/s/ Hock S. Ong
Hock S. Ong Chief Financial Officer (principal financial and accounting officer)