Form 10-K
period 2007-12-31
Shine Media Acquisition Corp.
filed 2008-03-31
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large Accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer as of the last business day of the registrant’s most recently completed second fiscal quarter: zero. As of June 29, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant (8,758,333 shares) was approximately $50,355,198.

As of March 20, 2008, there were 8,758,333 shares of common stock $.0001par value per share, issued and outstanding.

Documents Incorporated by Reference: none

PART I

Item 1. Business

Shine Media Acquisition Corporation (“we”, “us”, “our” or “the Company”) is a blank check company organized under the laws of the State of Delaware on June 24, 2005. We were formed to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in China. Our original intention was to seek an acquisition opportunity within the media and advertising industry in China. While we continue to pursue opportunities in the media and advertising arena, due to market and regulatory concerns, we have broadened our search for an appropriate business acquisition opportunity. Our certificate of incorporation does not require us to seek a business combination within any specific industry; we believe we are permitted under its terms to expand our search to industries outside the media and advertising industries and ultimately to conclude an acquisition in another industry.

On July 12, 2005, the Company completed a private placement whereby certain of our officers and directors purchased an aggregate of 1,500,000 shares at $0.017 per share, generating gross proceeds of $25,000.

On December 20 and December 27, 2006, we consummated a private placement and our initial public offering of 133,333 units and 6,000,000 units, respectively. Each unit consisted of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The units sold in our private placement and initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $800,000 and $36,000,000 respectively. After deducting the underwriting discounts and commissions, the placement fee and the offering expenses, the net proceeds to us from the offering and the private placement were $33,617,500. Of this amount, $600,000 was released to the Company to be used for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. The remaining balance of $33,017,500 was deposited into a trust account. On January 25, 2007, the Company consummated the public sale of 900,000 additional units pursuant to the exercise by the underwriters of their over-allotment option granted as part of the initial public offering. After deducting the underwriting discounts and commissions, an additional $5,211,000 was deposited into the trust account. In connection with the initial public offering and exercise of the over-allotment, the underwriters agreed to defer payment of approximately $1,035,000 of the discounts and commissions on the public sale of the securities, equal to 2.5% of the gross proceeds, which amount will be paid only on consummation of a business combination.

Prior to the initial public offering, we issued certain of our pre-initial public offering stockholders (hereafter, our stockholders prior to the initial public offering, including all of the officers and directors of the Company defined as “Pre-IPO Stockholders”) options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of the outstanding shares (excluding the shares purchased in the private placement) after the offering in the event the underwriters exercised the over-allotment option. These options were exercised at $.017 per share on January 25, 2007, in connection with the sale of the securities under the over-allotment option, and we issued 225,000 shares of common stock to certain of Pre-IPO Stockholders.

As of December 31, 2007, the Company continues its search process to acquire a direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses with their principal operations and business in China.

Business opportunities in China

We believe there are many business opportunities in China because of its growing economy and the development of a diversified free market. One of the sectors we have had a particular interest has been media and advertising industry in China. Despite that interest, it is not the only industry that we are permitted to look at under our certificate of incorporation, and we have expanded our search into other industries.

The media and advertising sector in China is one of the fastest growing in the world and presents an interesting set of opportunities for consolidation and growth. With the growing number of consumers in China with their rising income and increasing consumer spending, we believe that the media and advertising industry in China represents a highly attractive area in which to consummate a business combination. Notwithstanding our continued interest in this segment, we recognize that while our opportunity in this market is possible because of the loosening of regulatory controls over ownership opening it to foreign ownership and the potential growth in this market segment, valuations in the segment potentially may not provide the strongest opportunity, especially compared to certain opportunities that may present themselves to the team due to their deep ties across industry segments in China. If we have to expand our acquisition opportunities because of the limitations of an acquisition in the media and advertising sector, we will explore any other industry segment operating within China that provides what we believe will be a value return on investment for our shareholders.

Another concern in our seeking a business combination within the media and advertising industry is the limits that may be imposed by Chinese regulations relating to foreign ownership of companies operating within that industry segment. We believe that, subject to compliance with applicable regulations, it is possible for a foreign entity to own Chinese advertising companies and display-oriented media companies, but those same regulations make an acquisition in that sector more difficult. Depending on the circumstances presented, the need to accommodate these regulations may increase the timing, difficulty and cost of consummating a transaction and diminish the attractiveness of various target entities as an acquisition.

Our executive officers and directors have broad experience in investments, financing, acquisitions and operations. The have particular experience in the media and advertising industry but also in many other industries. In addition, they have extensive knowledge and expertise in mergers and acquisitions as well as operating and acquiring companies in China. We intend to leverage the totality of the experience of our executive officers and directors, including their relationships and contacts, to drive our efforts in identifying one or more target businesses in China with which we can consummate a business combination.

80% Test

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

Government Regulation of the Media and Advertising Industry

To the extent that we pursue an investment opportunity within the media and advertising industry, we will encounter significant Chinese regulation that is under the governance of the State Council, which is the highest authority in the executive branch of China’s central government, and several ministries and agencies under its authority, including the State Administration for Industry and Commerce (“SAIC”), the State Administration of Radio, Film and Television (“SARFT”), the General Administration of Press and Publication (“GAPP”), the Ministry of Culture (“MOC”) and the State Council News Office.

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

Alternative Structures to Comply With Acquisitions in Restricted Industries

Contractual Arrangements

We may enter into a business combination in which we, our subsidiaries and/or affiliates, and the target business (the “Chinese Operating Company”) and its shareholders enter into a series of contracts that are designed to secure for us economic benefits and accounting treatment substantially equivalent to full ownership. Acquiring control through contractual arrangements is typically accomplished with Chinese companies by contract to empower an offshore party, such as us, to designate management of the Chinese company, and by entering into technical and service contractual arrangements so that technical services and other services are provided to the Chinese company in exchange for substantially all of the Chinese company’s net income. We anticipate that any contractual arrangements we enter into will provide that the obligations of the shareholders of the Chinese company to elect and appoint management whom we designate will be secured by their ownership in the Chinese company, and they will be required to transfer their ownership in the entity to us when and to the fullest extent permitted by PRC laws and regulations. In exchange for our payment of the acquisition consideration, the Chinese Operating Company would be owned 100% by Chinese residents whom we designate (the “Nominees”). The Chinese Operating Company would continue to hold the requisite advertising or other media licenses.

These contractual arrangements would be designed to provide the following:

•	We would be able to exert effective control over the Chinese Operating Company;

•	A substantial portion of the economic benefits of the Chinese Operating Company would be transferred to us; and

•
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

•
A technical services agreement, pursuant to which the Chinese Subsidiary licenses technology, and provides technical support and consulting services for the operations of, the Chinese Operating Company for a fixed monthly fee; and

•
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

•
A voting rights proxy agreement, pursuant to which the Nominees will grant us, or our designee, the right to appoint directors and senior management of the Chinese Operating Company and its subsidiaries and to exercise all of their other voting rights as shareholders of the Chinese Operating Company; and

•	A call option agreement, pursuant to which:

•	The Chinese Operating Company may not enter into any transaction that could materially affect its assets, liabilities, equity or operations without our prior written consent;

•	The Chinese Operating Company will not distribute any dividends without our prior written consent;

•
We or our designee will have an exclusive option to purchase all or part of the equity interests in the Chinese Operating Company or all or part of the assets of the Chinese Operating Company, in each case when and to the extent permitted by Chinese regulations and

•
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

Subject to its review of the legal documents to be entered into to implement the above contractual arrangements, Zhong Lun Law Firm, our legal counsel in China, is of the opinion that:

•	The basic ownership structure described above, standing alone, is in compliance with existing Chinese laws and regulations; and

•	The contractual arrangements as contemplated and described above, standing alone, will not result in any violation of Chinese laws and regulations currently in effect.

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

Target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, consultants, and/or financial service institutions we may engage and other members of the financial community who are aware that we are seeking a business combination, through public relations and marketing efforts, direct contact by management, or other similar efforts, and who may present solicited or unsolicited proposals. Finders or brokers fees may be paid, and typically they will be tied to the consummation of a business combination, but we may pay fees whether or not a business combination is consummated. The fees to be paid to such persons typically will be a percentage of the fair market value of the transaction and may be paid in cash or securities or a combination. Any fee to a finder or broker will be determined in an arm’s length negotiation between the finder or broker and us. While we do not presently anticipate engaging the services of professional firms that specialize in acquisitions, we may decide to engage such firms in the future. Such compensation may be paid from the offering proceeds not held in the trust account.

While we may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses, in no event will we pay any of our existing officers, directors or Pre-IPO stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or Pre-IPO stockholders will receive any finder’s fee, consulting fees, or any similar fees from any person or entity in connection with any business combination involving us, other than any compensation or fees that may be received for any services provided following such business combination.

Selection of target businesses and structuring of a business combination

Subject to the requirement that our initial business combination must be with one or more operating businesses with a collective fair market value that is at least 80% of our net assets at the time we acquire such company or obtain control, our management will have virtually unrestricted flexibility in identifying and selecting prospective target businesses in China. We are flexible with respect to identifying the number and characteristics of potential acquisition candidates and the acquisition structure we will use to effect a business combination or business combinations. We have not established any specific attributes or criteria (financial or otherwise) for the evaluation of prospective target businesses. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	Financial condition and results of operation;
•	Growth potential;
•	Experience and skill of management and availability of additional personnel;

•	Capital requirements;
•	Competitive position;
•	Barriers to entry into the media and advertising industry in China;
•	Stage of development of the products, processes or services;
•	Degree of current or potential market acceptance of the products, processes or services;
•	Proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	Regulatory environment of the industry including foreign ownership restrictions; and
•	Costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct due diligence review, which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our Pre-IPO stockholders including our officers and directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

In addition, since our business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we will need to convince the sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Fair market value of target business; 80% test

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

•
Subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	Result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, since our business combination may entail the acquisition of several entities at the same time and may be with different sellers, we will need to convince the sellers to agree that the purchase of their entities is contingent upon the simultaneous closings of the other acquisitions.

Plan of dissolution and liquidation if no business combination

If we do not complete a business combination within 18 months after the consummation of the initial public offering, or within 24 months if the extension criteria (as described in this subheading) have been satisfied, we will dissolve and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of up to $600,000 interest made available to search for and consummate an acquisition and taxes payable), plus any remaining net assets. These liquidation provisions, which are contained in the investment management trust agreement cannot be amended without the affirmative vote of 100% of the public stockholders. The provisions are also set forth in our certificate of incorporation, an amendment to which requires the affirmative vote of 95% of the shares sold in the initial public offering and the private placement. We view these provisions as obligations to our investors and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions. These provisions are intended to protect our stockholders by requiring the vast majority of our public stockholders to vote in favor of such a change in order for it to become effective. However, these provisions make it difficult for us to amend our fourth amended and restated certificate of incorporation, which means that we would most likely be unable to extend the amount of time available to us to engage in a business combination, even if we were unable to consummate a transaction with an attractive target business in the allotted time. In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our fourth amended and restated certificate of incorporation, our board of directors has agreed to effect our dissolution after the expiration of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders. Certain of our stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the initial public offering, including those purchased in the private placement, and to vote their shares of common stock in favor of any plan of dissolution and distribution which we will submit to a vote of our stockholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of this offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.65, or approximately $0.35 less than the per-unit offering price of $6.00. Because the initial per-share redemption price is lower than the $6.00 per-unit offering price and may be lower than the market price of the common stock on the date of conversion, there may be a perceived disincentive on the part of public stockholders to exercise their conversion rights. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Although we will seek to have all vendors, prospective target businesses or other entities we engage, other than the underwriters, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would consider the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver, or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our Chief Executive Officer and Chief Financial Officer have agreed to indemnify us for any claims of a third party if such third party did not execute a waiver of claims against the trust account, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account. We have not independently verified whether such persons have sufficient funds to satisfy their indemnification obligations. Therefore, we cannot assure you that they will be able to satisfy those obligations. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than the $5.65 plus interest (net of taxes payable and up to $600,000 of interest which may be released to us), initially placed in the trust due to claims of creditors.

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

Pursuant to, among other documents, our fourth amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of this offering, or within 24 months after the consummation of this offering if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable and up to $600,000 of interest earned on the trust account that may be released to us to fund our working capital). Our Pre-IPO stockholders have waived their rights to participate in any liquidation distribution with respect to the shares they acquire prior to this offering and have also agreed to vote in favor of any plan of dissolution and distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of dissolution and liquidation, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of this offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of this offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law, any liability of the stockholder would be barred with regard to any claim against the corporation on which an action, suit or proceeding is not begun prior to the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims may be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. However, in order to make liquidating distributions to the holders of our common stock sold in this offering as soon as reasonably practicable following our dissolution, it is likely that we will seek stockholder approval to dissolve and liquidate in accordance with Section 281(b) of the Delaware General Corporation Law, which requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years, which could force us to use monies held in trust to pay the claims of creditors in order to dissolve. If stockholder vote to dissolve us under Section 281(b), however, our stockholders could potentially be liable for an action, suit or proceeding brought against us after the third anniversary of our dissolution.

Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, consultants, analysts, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Although we cannot predict with certainty every potential claim or lawsuit that may be brought against us, what waiver agreements we will be able to enter into, if any, the amount of expenses in excess of our funds outside the trust account, or the ability of Mr. Chen or Mr. Ong to indemnify the trust account, we believe that it is not likely that any claim would result in any liability extending to the trust account due to our limited operations and our intent to obtain waivers from vendors and potential target businesses.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

•
our board of directors will, consistent with its obligations described in our fourth amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time our board of directors will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board of director’s recommendation of such plan;

•	promptly after reaching the deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission;

•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

•
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

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our fourth amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our fourth amended and restated certificate of incorporation) from the date of this offering, the proxy statement related to such a business combination will also seek stockholder approval for our board of directors recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of this offering, our board of directors will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with theirs which may limit our ability to compete in acquiring certain sizable target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
Our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	Our obligation to convert for cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	Our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
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

If we succeed in effecting a business combination, there will be, in all likelihood, competition from competitors of the target business or target businesses. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four officers, one of whom is also a member of our board of directors. These individuals are not obligated to contribute a minimum number of hours per week to our matters as the nature of identifying and negotiating with a target business or target businesses may require extensive time commitments at certain stages and very little at others. However, these individuals intend to devote as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate as well as the stage of a potential business combination, although we expect each of them to devote a minimum of approximately ten hours per week to our business during the target identification stage, and close to fulltime during negotiations and in connection with the tasks for completion of a business combination. We do not intend to have any full time employees prior to the consummation of a business combination.

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

We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes−Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors

Risks Associated With Our Business

We are a development stage company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination, and we cannot assure you as to when, or if, a business combination will occur.

If we are not able to consummate a business combination within the required time frame, we will be forced to liquidate, and, upon distribution of the trust account, our public stockholders will receive less than $6.00 per share, and our warrants will expire with no value.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition within 18 months after the consummation of our initial public offering which was completed on December 27, 2006 (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering, and the business combination has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We do not have any specific merger, capital stock exchange, asset or stock acquisition or other similar business combination under consideration, and neither we, nor any affiliate, attorney, agent or representative acting on our behalf, has had any contacts or discussions with any target business regarding such a transaction or taken any direct or indirect measures to locate or search for a target business.

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

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we hire or do business with, other than the underwriters, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. If we are unable to complete a business combination and are forced to liquidate and distribute the proceeds held in trust to our public stockholders, David Y. Chen, our Chief Executive Officer, President and a director, and Hock S. Ong, our Chief Financial Officer have agreed to indemnify us for any claim of a third party if such third parties did not execute a waiver of claims against the trust account, but only to the extent that there would be a reduction in the trust account. We have not independently verified whether such persons have sufficient funds to satisfy their indemnification obligations. Therefore, we cannot assure you that they will be able to satisfy those obligations. In addition, since we currently anticipate complying with Section 281(b) of the Delaware General Corporation Law if we are forced to dissolve, we would be required to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years, which could force us to use monies held in trust to pay creditors in order to dissolve. In the event that our board of directors recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

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

The procedures we must follow under Delaware law and our fourth amended and restated certificate of incorporation if we dissolve and liquidate may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Pursuant to, among other documents, our fourth amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months after the consummation of our initial public offering if the extension criteria have been satisfied, we will be required to dissolve, liquidate and wind up in compliance with the provisions of the Delaware General Corporation Law. In addition, in the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, in accordance with the provisions of the Delaware General Corporation Law, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

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

Since we have not selected any target businesses with which to complete a business combination, investors in our initial public offering are unable to ascertain the merits or risks of any particular target business’ operations before deciding to invest.

Since we have not yet identified any prospective target businesses, investors in our initial public offering have no current basis to evaluate the possible merits or risks of any particular target business’ operations. If we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in any target business.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds of our initial public offering and the private placement $600,000 was made available to us initially outside the trust account to fund our working capital requirements. Accordingly, we will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we may need to search for a target company and consummate a business combination (which would not be available to us if we were subject to Rule 419 of the Securities Act of 1933, pursuant to which all interest earned on the trust account would have to remain in the trust account). While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $600,000 for such purpose and to repay working capital loans from management, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

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

We may redeem the warrants issued as a part of our units, subject to some limitations, at any time after the warrants become exercisable (including any warrants issued upon exercise of Merriman Curhan Ford & Co.’s unit purchase option) in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our fourth amended and restated certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, with such designations, rights and preferences as may be determined from time to time by our board of directors. As of March 20, 2007, there are 65,095,001 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Merriman Curhan Ford & Co., the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of March 20, 2007, to issue our securities, we were formed to acquire a business through merger capital stock exchange, asset or stock acquisition or other similar business combination and may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock, including upon conversion of any debt securities:

•	May significantly reduce the equity interest of current investors;

•
Will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	May adversely affect prevailing market prices for our common stock.

Similarly, the incurrence of debt:

•	May lead to default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
May cause an acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	May create an obligation to immediately repay all principal and accrued interest, if any, if the debt security was payable on demand; and

•
May hinder our ability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Some or all of our current officers and directors may resign upon consummation of a business combination, and we will have only limited ability to evaluate management of the target business.

Our ability to successfully effect a business combination will be completely dependent upon the efforts of our current key personnel. The future role of our current officers and directors following a business combination, however, cannot presently be fully ascertained. Although it is possible that some of our key personnel, particularly our chairman, and our chief executive officer and president, will remain in senior management or advisory positions with a target business following a business combination, it is likely that some or all of the management of a target business at the time of a business combination will remain in place. Moreover, our current management will likely only remain with us after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which negotiations will take place with our directors at the time of such business combination and which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we were to consummate a business combination in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target business were to control us following the business combination, it may be less likely that our current management would remain with us unless it had been negotiated as part of the transaction through the acquisition agreement, an employment agreement or other arrangement. If members of our management negotiate post-acquisition employment terms acceptable to them with respect to a potential business combination, they may look unfavorably upon or reject another potential business combination where the target business’ owners refuse to retain members of our management, thereby resulting in a conflict of interest. While we intend to closely scrutinize any candidates for management after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as with United States securities laws, and we would have to expend time and resources to familiarize them with such requirements and laws. This could be expensive and time-consuming and could lead to various regulatory issues which may result in our operations becoming less efficient.

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

All of our Pre-IPO stockholders, which includes all our officers and directors, own shares of our common stock which were issued in connection with our formation and the private placement, as to which they have waived their right to receive distributions with respect to those shares upon the liquidation of the trust account if we fail to complete a business combination. The warrants purchased as part of the units sold in the private placement, will expire worthless if we do not consummate a business combination. The personal and financial interests of our Pre-IPO stockholders may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our Pre-IPO stockholders’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our Pre-IPO stockholders, which includes all of our officers and directors who hold shares, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account (or released to us as interest income from the trust account) unless the business combination is consummated. The amount of available proceeds is based on management estimates of the funds needed for operations and to consummate a business combination, and those estimates may prove to be inaccurate. The financial interest of our officers and directors could influence their motivation in selecting a target business as certain business combinations may involve the repayment of expenses while others may not. For instance, our officers and directors may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount outside the trust account, which if not agreed to by the target business’ owners, could cause our officers and directors to view such potential business combination unfavorably, thereby resulting in a conflict of interest. As a result, our officers and directors may have a potential conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

Our initial business combination may be with a single target business, which may cause us to be solely dependent on a single business and a limited number of services.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of the consummation of the transaction. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a company or companies with a fair market value in excess of 80% of our net assets at the time of the acquisition; however, we have no current plans or agreements to enter into any such financing arrangements. We may not be able to consummate more than one business combination because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we also face the risk that conditions to closing with respect to the acquisition of multiple transactions are not satisfied, which could bring the fair market value of the initial business combination below the required fair market value threshold of 80% of our net assets at the time of acquisition. In addition, because our business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we will need such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

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

Although we believe the funds we have available to us will be sufficient to allow us to consummate a business combination, as we have not yet identified any prospective target businesses, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds not held in trust (or interest income related to us), or because we become obligated to convert for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to dissolve and liquidate the trust account as part of our plan of dissolution and distribution, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business or target businesses. The failure to secure additional financing could result in our inability to effectuate our business plan for the development or growth of the target business. None of our officers, directors or stockholders are required to provide any financing to us in connection with or after a business combination.

Any exercise by our Pre-IPO stockholders of their registration rights may substantially reduce the market price of our common stock, and the existence of these rights may make it more difficult to effect a business combination.

Our Pre-IPO stockholders are entitled to demand that we register the resale of their initial shares of common stock at any time after the date on which their shares are released from escrow, which will not be before December 20, 2009, except in limited circumstances. In addition, our officers and directors are entitled to demand that we register the resale of the private placement units, and the shares of common stock and warrants included in the private placement units, at any time after we consummate our initial business combination. If our Pre-IPO stockholders exercise their registration rights with respect to all of their shares of common stock, including those shares of common stock purchased in the private placement, then there will be an additional 1,899,999 shares of common stock (which amount includes 266,666 shares of our common stock issuable upon exercise of outstanding warrants but does not include the exercise of the Pre-IPO stockholder options) eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of a target business, as the stockholders of such target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect the exercise of these rights may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange.

Our securities are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange. We cannot assure you, however, that the securities will continue to be quoted by the OTC Bulletin Board or any other market in the future. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•	Restrictions on the nature of our investments; and

•	Restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.

In addition, burdensome requirements may be imposed on us, including:

•	Registration as an investment company;

•	Adoption of a specific form of corporate structure; and

•	Reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, under the policies of the NASAA, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account plus interest released to us from the trust account for working capital, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination, which may have the effect of reducing the available proceeds not deposited in the trust account plus interest released to us from the trust account for working capital, available for reimbursement of out-of-pocket expenses incurred on our behalf. We will not require, however, that the reimbursement of out-of-pocket expenses be included as a term or condition in any agreement with respect to a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, our revenues and profits could be reduced, and the price of our stock held by the public stockholders could decrease.

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

Instead of acquiring one or more Chinese companies through a foreign entity, we may attempt to obtain control of Chinese companies through contractual arrangements, and the Chinese government may find that the resulting corporate structure does not comply with Chinese governmental restrictions on foreign investment in China, and we may be required to forfeit all economic benefits of such contracts and be subject to severe penalties.

We may choose to effect a business combination by making contractual arrangements between our company, subsidiaries and/or affiliates and Chinese companies. However, there are substantial uncertainties regarding the interpretation and application of current and future laws and regulations in China. If the Chinese government finds that the contractual arrangements that we may use to establish the structure for operating our business do not comply with government restrictions on foreign investment in Chinese businesses, we may be required to forfeit all economic benefits of such contracts, including forfeiting any economic benefit we previously received under the contracts.

If we are found to be in violation of any existing or future Chinese laws or regulations, or fail to obtain or maintain any of the required permits or approvals, we could be subject to severe penalties, and the relevant Chinese regulatory authorities, including the State Administration of Industry and Commerce (“SAIC”), would have broad discretion in dealing with such violations, including the authority to:

•	Revoke the business and operating licenses of our target business;
•	Discontinue or restrict our target business’ operations;
•	Impose conditions or requirements with which we may not be able to comply;
•	Levy fines;
•	Require us to restructure the relevant ownership structure; or
•	Invalidate the contractual obligations which created our corporate structure and/or unwind the business combination.

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

To comply with applicable Chinese regulations in certain industries, we may effect a business combination by paying consideration to the owners of the target business and then making contractual arrangements between our company, subsidiaries and/or affiliates and Chinese companies. In that case, the target business would be owned by Chinese residents (most likely designated by our company) rather than directly by our company. If we choose to effect this type of business combination, we would expect to negotiate agreements that are designed to give us the full economic benefits and control of full direct ownership. However, these contractual arrangements may not be as effective in providing us with the same economic benefits or control over a target business as direct ownership would. For example, following a business combination we may not be able to exercise our rights as a shareholder to effect changes in the board of directors of the target business, which in turn could effect changes at the management level. In addition, payments from any such target business to us or our subsidiaries could represent all or a substantial portion of our internal source of funds and the failure to receive payment could have a material adverse effect on our business. If the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the acquisition.

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

Risks Associated With Doing Business in China

Our seeking to acquire a business in China is partly based on the assumption that the Chinese economy will continue to expand which may not continue in light of the weakening of the economies of many other countries.

Our ability to find an attractive target business with which to consummate a business combination is based on the assumption that the Chinese economy will continue to grow. However, the growth of the Chinese economy has been uneven across geographic regions and economic sectors. It is expected that some of the sectors of the Chinese economy may be adversely affected by recession in other countries, which seems increasingly likely. There can be no assurance that the Chinese economy will continue to grow as forecasted. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, any company that we acquire may be adversely affected. Moreover, such a change in the economic climate in China could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we make an acquisition, the ability of that target business to continue or to become profitable.

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

We may enter into a business combination with a target business that is not subject to regulations specific to its business. Because laws and regulations in China change frequently and because we do not know in which industry the company with which we consummate a business combination will operate, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on our proposed business.

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

The Chinese economy has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, China’s economy has been transitioning to a more market-oriented economy. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The Chinese economy also differs from the economies of most countries belonging to the OECD, an international group of member countries sharing a commitment to democratic government and market economy, in the following ways:

•	Economic structure;
•	Level of government involvement in the economy;
•	Level of development;
•	Level of capital reinvestment;
•	Control of foreign exchange; and
•	Methods of allocating resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our executive office at Level 29, Central Plaza, 381 Huai Hai Zhong Road, Shanghai 200020, China. Pursuant to a letter agreement with Shine Media Group Limited, an affiliate of David Y. Chen, chief executive officer, president and a director of the Company, we are provided with office space and certain administrative, technology and secretarial services for $10,000 per month. The agreement is on a month to month basis and will terminate upon consummation of a business combination.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Information for Common Stock

The Company’s Units commenced trading on the OTCBB under the symbol “SHNDU,” on December 21, 2006, the date of the initial public offering of the Company. Effective on February 23, 2007, the Company’s Common Stock, Warrants, and Units began to trade separately under the symbols “SHND,” “SHNDW” and “SHNDU”, respectively

The following table sets forth the high and low sales information for the Company’s Units andCommon Stock and Warrants for the year ended December 31, 2007, and the period from January 1, 2007 through March 14, 2007. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	HIGH	LOW	HIGH	LOW	HIGH	LOW

December 20, 2006 through December 31, 2006	-	-	-		6.15	6.05

First Quarter 2007	5.47	5.25	0.50	0.40	6.60	6.00
Second Quarter 2007	5.44	5.28	0.70	0.40	6.80	6.18
Third Quarter 2007	5.50	5.36	0.68	0.42	6.83	6.20
Fourth Quarter 2007	5.75	5.40	0.82	0.47	7.25	6.30

First Quarter 2008 (until March 14, 2008)	5.70	5.45	0.86	0.45	7.60	6.44

Holders

On December 31, 2007, the total number of record shareholders of our common stock was 14 and the number of record Unit-holders was 1. The Company believes that there are additional holders of our common stock who hold their securities through street name. Since we have not many any solicitations of our shareholders to date, we currently do not know the approximate number of such holders.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2007. We currently do not anticipate that the board of directors will declare and pay any dividends on our common stock.

Recent Sales of Unregistered Securities

On July 12, 2005, we issued an aggregate of 1,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.017 per share. The shares were issued in connection with our organization. After issuance, some of the recipients directed that some of the shares be issued to advisors to the company. No underwriting discounts or commissions were paid with respect to such shares. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Stockholders	Number of Shares

David Y. Chen	723,000
Richard L. Chen	277,500
Jean Chalopin	148,500
Richard L. Chang	142,500
Robert B. Hersov	148,500
Steven Chang	7,500
Thomas Doctoroff	7,500
Carl Meyer	7,500
Lisa Tseng	37,500

On April 27, 2006, our Pre-IPO stockholders were issued options to purchase such additional number of shares as would maintain their respective percentage ownership in the event the underwriters’ over-allotment option is exercised. The exercise price of these options is $0.017 per share. Such options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act due to the limited number of individuals involved, their status as accredited investors and transfer restrictions on share certificates. No underwriting discounts or commissions were paid with respect to such options.

On December 20, 2006, we sold 133,333 units to our officers and directors for an aggregate purchase price of $800,000, or $6.00 per unit. Each unit consisted of one share of common stock and two warrants, each to purchase one share of common stock, exercisable at $5.00 per share, as follows:

Name	Number of Shares
Jean Chalopin	14,900
Rob Hersov	14,900
David Chen	8,265
Richard Chang	8,265
Hock Ong	2,750
Estelle Lau	920
AFG	83,333

Total	133,333

The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to a limited number of individuals and their status as accredited investors. No discounts or commissions were paid in connection with this private placement.

Item 6. Selected Financial Data

Summary Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from June 24, 2005 (inception) to December 31, 2005	For the period from June 24, 2005 (inception) to December 31, 2007
Statement of operations Data:
Total operating costs	$(496,527)	(143,845)	(3,455)	(643,827)
Interest income	$1,734,516	14,182	765	1,749,463
Interest expense	$-	(7,243)	(3,204)	(10,447)
Franchise tax	$(63,164)	(102,500)	-	(165,664)
Net profit/(loss)	$648,254	(136,906)	(5,894)	(505,454)
Profit/(loss) per share (basic)	$0.07	(0.09)	(0.00)	(0.09)
Profit/(loss) per share (diluted)	$0.03	(0.09)	(0.00)	(0.09)

	December 31, 2007	December 31, 2006
Balance Sheet Data:
Cash	$550,487	773,484
Cash in trust	$40,334,785	33,931,152
Total assets	$40,936,091	34,704,636
Common stock subject to possible redemption-1,379,310 shares at redemption value	$6,182,624	6,600,198
Total stockholders’ equity	$33,035,875	26,895,831

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

Overview

We were formed on June 24, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset or stock acquisition or other business combination with one or more operating businesses in China. Our initial focus was on a business combination with a company operating in the media or advertising industry, however, under the current regulatory environment in China and the difficulties of locating suitable targets, have resulted in the Company expanding its consideration of acquisition targets. Our certificate of incorporation does not limit a proposed business combination within a specified industry. In the event that we are not able to locate or acquire a company in the media or advertising industry, we will pursue making an acquisition in other sectors of the Chinese economy.

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

At December 31, 2007, we had not yet engaged in any business operations associated with an acquired business. All our business activity since inception through December 31, 2007, has related to the Company’s formation, consummation of the initial public offering and commencement of our identification and evaluation of target company opportunities in anticipation of a business combination.

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

Results of Operations for the Year Ended December 31, 2007

The Company reported interest income of $1,734,516 and a net profit of $648,254 for the year ended December 31, 2007. The interest income was mostly generated by the funds in the trust account into which the proceeds of our initial public offering (including over-allotment proceeds) and the December 2007 private placement were deposited. Such income may only be released from the trust account to be used to pay the taxes thereon, and up to $600,000 of such income, subject to the tax obligations, may be released for use in connection with the identification and consummation of a business combination. This amount of $600,000 was released to the Company on June 28, 2007.

During the year ended December 31, 2007, we incurred $68,099 in professional fees and $365,264 of other operating expenses related to office expenses of $120,000 and to the expenses of seeking and evaluating a business combination. These amounts were paid from the net proceeds of the initial public offering that were not deposited into the trust account and the funds released from the trust account. We also have provided for $589,735 in income taxes.

During the year, we earned interest income of $1,734,516 on the net proceeds from the sale of the securities in the initial public offering and the December 2007 private placement and the subsequent exercise of the over-allotment option. The income was earned primarily from the interest on US T-Bills that were purchased with those proceeds on deposit. Until the Company enters into a business combination, it will not generate operating revenues from a business enterprise.

Liquidity and Capital Resources

In the initial public offering consummated on December 27, 2006 and private placement consummated on December 20, 2006, including the over-allotment option consummated on January 25, 2007, we sold a total of 7,033,333 units, for aggregate gross proceeds of $42,199,998. Each unit consisted of one share of common stock and two warrants. The net proceeds from the sale of these units were approximately $38,828,500. The aggregate offering expenses were approximately $3,371,498. From the net proceeds of the initial public offering and private placement (and not the over-allotment option), $600,000 were released to the Company to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses of the Company until the consummation of a business combination, if any. From the amount placed on deposit in the trust account, upon consummation of a business combination, if any, we will pay to Merriman Curhan Ford & Co., the underwriter of the initial public offering, an aggregate of deferred commissions in the amount of $1,035,000. Of the net proceeds from the initial public offering (including the over-allotment) and the private placement, we deposited $38,228,500 in the trust account for use in connection with the acquisition of an operating business. The interest earned on the amount deposited in the trust account is available to the Company to pay the income taxes on the earned income, and under the terms of the agreement for the trust account $600,000 was released for other permitted expenses in connection with the consummation of the business plan.

We will use substantially all of the net proceeds of our initial public offering and December 2006 private placement to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended may be used to finance the operations of the target business or target businesses, to pay finders fees or other expenses contingent on consummating a business combination, or for further acquisitions.

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of trust account was $40,089,063 which includes interest income from the US T-Bills that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the trust account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested for 3 months US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase 3 months US T-Bill at an annualized interest rate of 3.67%. On December 28, 2007, the Company reinvested $40,314,411.17 to purchase 3 months US T-Bill at an annualized interest rate of 3.22%.

Since December 20, 2006, the Company has paid Shine Media Group Limited, an affiliate of David Y. Chen, chief executive officer, president and a director of the Company, an monthly fee of $10,000 for certain administrative, technology and secretarial services, and use of a limited amount of office space in Shanghai. On July 12, 2005, Jean Chalopin, one of our board members, and Kilmer International Investments Limited, a wholly-owned entity of Robert Hersov, one of our board members, advanced to us a total of $170,000 to cover expenses related to the offering. In connection with these loans, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. These notes were payable with 4% annual interest on the consummation of the initial public offering. These notes were repaid out of the proceeds of the initial public offering allocated for the payment of offering expenses. On August 9, 2006, Richard Chang, our Non-Executive Chairman, David Y. Chen, our chief executive officer, president and a director, and Hock S. Ong and Estelle Lau, each an officer, advanced to us an aggregate of $40,000 to cover additional expenses related to the initial public offering. These loans were also repaid on consummation of the initial public offering.

We sold Merriman Curhan Ford & Co., the representative of the underwriters of our initial public offering, for $100, an option to purchase up to a total of 360,000 units. The units issuable upon exercise of the option are identical to those offered by our prospectus except that the warrants included in the option have an exercise price of $6.25. This option contains a cashless exercise feature that allows the holders of the option to use the appreciated value of the option to exercise the option without paying cash. We do not anticipate that we will obtain any cash proceeds from this option because of the cashless exercise feature.

We believe we will have sufficient available funds outside of the trust account to operate through December 21, 2008. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummation of a business transaction. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long term debt, capital lease obligations, purchase obligations or other long term liabilities other than the service and office agreement with David Y. Chen, discussed above for our executive office at Level 29, Central Plaza, 381 Huai Hai Zhong Road, Shanghai 200020, China. This arrangement is pursuant to a written agreement, under which we pay $10,000 per month, until we consummate a business combination.

Item 7A

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

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 8th, 2007, the board of directors of the Company dismissed Goldstein Golub Kessler LLP ("GGK") as the Company’s principal accountants, effective May 8th, 2007.

GGK had reported on and audited the Company’s financial statements for the year ended December 31, 2006 and for the periods ended July 18th, 2005; February 28, 2006; July 31st, 2006; and October 31st, 2006 as part of the Company’s registration statement on Form S-1; and for the Company’s Current Reports on Form 8-K filed on January 8th, 2007, subsequent to the Company’s initial public offering (“IPO”). None of the audit reports of GGK on the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2006 and the subsequent interim period ended May 8th, 2007, there were no disagreements with GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused them to make reference to the subject matter of such disagreements in connection with their reports; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

A copy of GGK’s letter addressed to the SEC relating to the statements made by the Company was attached as Exhibit 16.1 in th Current Report on Form 8-K filed on May 11, 2007.

Appointment of New Auditors

On May 8th, 2007, the board of directors of the Company engaged Kabani & Company, Inc ("Kabani") with an address at 6033 West Century Boulevard, Suite 810, Los Angeles, California 90045, as the new principal accountant to audit its financial statements, effective May 8th, 2007. Kabani will provide auditing services for the Company according to the United States generally accepted accounting principles. The board of directors of the Company believes that Kabani should be able to better service the Company's needs in the United States and as it seeks a business combination in the People’s Republic of China.

During the fiscal years ended December 31, 2006, and 2005, neither the Company nor anyone on its behalf has consulted Kabani with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with Kabani regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

Item 9A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of such period, December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our chief executive officer and chief financial officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

March 20, 2007

Attestation Requirement

This annual report does not include an attestation report of the registered public accounting firm of the Company regarding internal control over financial reporting. The management’s report on internal controls over financial reporting was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only a management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Richard L. Chang	36	Non-Executive Chairman and Director
David Y. Chen	39	Chief Executive Officer and President and Director
Hock S. Ong	39	Chief Financial Officer and Chief Operating Officer
Estelle Lau	43	General Counsel, Vice President of Investor Relations and Secretary
Kerry Propper	33	Executive Vice President of Mergers and Acquisitions
Jean Chalopin	56	Director
Robert B. Hersov	46	Director

There are no family relationships among the directors and executive officers.

Richard L. Chang is our Non-Executive Chairman and has been a member of our board of directors since inception.  Since February 2006, Mr. Chang has been the Managing Partner of Georgian Pine Investments, an investment fund primarily focusing on emerging growth companies in China.  Investments include Skyflying Media Group, BitAuto, Beijing Lingtu and Quantcast.  Previously Mr. Chang was a Managing Director with SuttonBrook Capital Management, a multi-strategy investment fund, where he worked from March 2005 to September 2005.  From July 2003 to January 2005, Mr. Chang was a Partner of and an advisor to Primarius Capital, an investment firm.  From July 1999 to June 2003, Mr. Chang was with Bowman Capital Management, a leading technology investment fund where he was a General Partner.  Mr. Chang was a co-founding member of the firm’s Private Equity Group and also oversaw Asian public investing activities based out of Taiwan.  From September 1997 to April 1999, Mr. Chang was a manager and Head of Business Development in Asia for Sony Pictures Entertainment, where he helped launch Columbia Pictures Asia and Columbia TriStar Television Asia.  From July 1993 to June 1995, Mr. Chang was a Financial Analyst in the Mergers and Acquisitions group at Lazard Freres & Co.  Mr. Chang is on the board of advisors of Gobi Partners (Digital media venture fund in China), Infotech Pacific Ventures (Venture Capital Affiliate of China’s MII (Ministry of Information Industry) and Clearmeadow Partners (Merchant Bank).  Mr. Chang holds an MA in Politics, Philosophy and Economics from Oxford University and a B.Sc. in Economics from the Wharton School, University of Pennsylvania

David Y. Chen has been our Chief Executive Officer and President since our inception. He was our Chairman from inception until April 2006. Since November 2004, Mr. Chen has been the Chief Executive Officer of Fintel Group, a financial services and investment company in China. Since June 2006, Mr. Chen has been the Chairman of Sancon Resources Recovery Inc, an industrial waste management company, which is publicly traded in the United States on the OTC Bulletin Board. From June 2002 to June 2004, Mr. Chen served as the Chief Executive Officer of The Hartcourt Companies Inc., which is publicly traded in the United States on the OTC Bulletin Board. From November 2000 to November 2001, Mr. Chen was the Chief Executive Officer of V2 Technology Inc., an Internet software company in China. From July 1999 to November 2000, he was the Managing Director of Greater China for HelloAsia Inc., a venture capital-funded Internet company in Asia.  From October 1995 to July 1999, Mr. Chen was the Marketing Manager at Turner International, then Marketing Director for CNN Asia Pacific and later the advertising director for Greater China at Turner Broadcasting International Inc. Mr. Chen holds a Bachelor of Economics from Monash University of Australia.

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

Kerry Propper has been our Executive Vice President of Mergers and Acquisitions since November 28, 2006. He was  the chief financial officer, secretary and a member of the board of directors  of Chardan North China Acquisition Corp. from its inception in March 2005  until September_2007 when it completed a reverse merger with HLS Systems International Ltd of which he continues as a  director.  He was the chief executive officer, secretary and a member of  the board of directors of Chardan South China Acquisition Corp. from its  inception in March 2005 until _December 2007 when it completed its  acquisition of Head Dragon Holdings Limited by a reverse  merger.  Both Chardan North China Acquisition Corp. and Chardan South  China Acquisition Corp. were blank Mr.  Propper also sits on the board of directors of China Cablecom, an emerging  consolidator of cable network operators and service providers with an  established foothold in Shandong Province fast growing cable network  market. Mr. Propper has been the owner and chief executive officer of Chardan Capital Markets LLC (formerly known as Gramercy Group), a New York based broker-dealer, since July 2003. He has also been a managing member of SUJG, Inc., an investment company, since April 2005. From its inception in December 2003 until November 2005, Mr. Propper served as the executive vice president and a member of the board of directors of Chardan China Acquisition Corp., an OTC Bulletin Board listed blank check company that was seeking to acquire an operating business in the People’s Republic of China. In November 2005, Chardan China Acquisition Corp. completed its business combination with State Harvest Holdings Ltd. and changed its name to Origin Agritech Ltd. Mr. Propper has continued to serve as a member of the board of directors of Origin Agritech since its merger. Mr. Propper also sits on the board of directors of Source Atlantic Inc., a health care consulting firm based in Massachusetts. Mr. Propper was a founder, and from February 1999 to July 2003 owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founded The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small public companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper worked at Aegis Capital Corp., a broker-dealer and member firm of the NASD. Mr. Propper is on the advisory board of Netsol Technologies, a software company with operations in Pakistan. Mr. Propper received his B.A. in Economics and International Studies from Colby College.

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

On April 30, 2007, Mr. Hoe Seong Ooi resigned from the board of directors due to personal reasons. On the same day, the Board appointed Mr. Tong Nam Tan to serve as a director of the Board. On September 24, 2007, Mr. Tong Nam Tan resigned from the board due to personal reasons.

Board of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. We have not held any annual meetings for the election of directors and may not do so prior to the consummation of a business combination. The term of office of the first class of directors would have expired at the first annual meeting which would have been held in 2007. Currently, this class of directors is vacant because Mr. Ooi and his appointed successor have both resigned as directors for personal reasons. The term of office of the second class of directors, consisting of Jean Chalopin and Robert B. Hersov, will expire at the second annual meeting if held in 2008. The term of office of the third class of directors, consisting of David Y. Chen, and Richard L. Chang, will expire at the third annual meeting which may be held in 2009.

Audit Committee

The Board does not have a separately designated Audit Committee at this time. Because the Company will not have any operating activities until it completes a business combinations its current financial reporting requirements are relatively uncomplicated and straightforward, consisting largely of maintenance of the trust account and accounting for expenses of the Company. Therefore, the Board determined that it was not necessary to create an Audit Committee. Currently the Board fulfills the functions of an Audit Committee. Although the directors are considered financially literate by reason of their education or business experience or both, the Board has not formally designated any of the directors as an “audit committee financial expert.” Currently, because the Company’s securities are traded on the OTC Bulletin Board, there is no listing requirement to have either an Audit Committee or an audit committee financial expert. In the future, likely after completion of a business combination with an operating company, the Board will seek to establish an Audit Committee and have an audit committee financial expert, and the composition of such committee will either be entirely or include independent directors.

Nominations Committee

The Board does not have a separate Nominations Committee. Because the management of the Company is among a limited number of persons, the Board believes that any communication from its shareholders in respect of a nomination for a director will be communicated among all the directors and receive full consideration. Shareholders interested in nominating a person for consideration as a nominee as a director should contact one of the members of the Board. Any such person should have experience in financial affairs and merger and acquisition experience, particularly in the China and international context. There has been no change in this policy since inception of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain other shareholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and certain other shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), during the fiscal year covered by this Annual Report, no individual or entity was late with any Form 3, 4 or 5 filings.

Code of Ethics

We currently do not have a formal code of ethics, principally because we do not have an operating business. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11. Executive Compensation

None of our executive officers has received any cash compensation for services rendered during the fiscal year ended December 31, 2007.

Since we do not currently have an operating business, our officers do not receive any compensation for their service to us; and, since we have no other employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs after an acquisition of an operating business.

None of our directors receive any compensation for acting in their directorial positions. The Company does reimburse them for their specific expenses.

Compensation Committee Report

Because no compensation is paid to the executive officers, the Board determined that there is not need of such a committee or a report thereon.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2007, by:

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	Each of our executive officers and directors; and

●	All our executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Richard L. Chang(2) (3)	332,265		3.79%
David Y. Chen(2) (3)	332,265		3.79
Hock Seng Ong(2)	110,750		1.26
Estelle Lau(2)	31,170		*
Kerry Propper(4)	300,000		3.43
Jean Chalopin(2) (3)	143,775		1.64
Robert B. Hersov(2) (3)	143,775		1.64
Level Radar Master Fund, Ltd(5)	500,000		5.71
Level Global Investors, L.P(5)	500,000		5.71
Level Global, L.L.C(5)	500,000		5.71
David Ganek(5)	500,000		5.71
Anthony Chiasson(5)	500,000		5.71
MHR Capital Partners Master Account LP(6)	610,259		6.97
MHR Advisors LLC(6)	681,867		7.79
MHR Fund Management LLC(6)	681,867		7.79
Mark H. Rachesky, M.D(6)	681,867		7.79

Sapling, LLC(7)	692,756		7.91
Fir Tree Recovery Master Fund, L.P. (7)	176,378		2.01
Fir Tree, Inc. (7)	869,134		9.92
QVT Financial LP(8)	549,850		6.28
QVT Financial GP LLC8)	549,850		6.28
QVT Fund LP(8)	481,561		5.50
QVT Associates GP LLC(8)	535,181		6.11
Craig Samuels(9)

All directors and executive officers as a group (6 individuals)	1,094,000	(2)	12.48%

*
Represents less than 1%.

(1) The business address of Richard L. Chang , David Y. Chen, Hock Seng Ong, Estelle Lau , Kerry Propper, Jean Chalopin, Robert B. Hersov, is Level 29, Central Plaza, 381 Huai Hai Zhong Road, Shanghai 200020, China.

(2)Includes an option exercised by the Pre-IPO Stockholders to purchase up to 225,000 units, at $0.017 per share, one units consists of 1 share of common stock and 2 warrants. These option is exercisable only if the underwriters exercise the over-allotment option and then only to the extent necessary to maintain the Pre-IPO Stockholders’ 20% ownership of our initial public offering. On January 25, 2007, the conditional option became exercisable immediately after the underwriter exercised its over-allotment option. It also includes 133,333 units that our officers and directors purchased in private placement immediately prior to the consummation of this offering. One unit consists of 1 share of common stock and 2 warrants. Richard L. Chang and David Y. Chen own 332,265 shares of common stock and 124,530 warrants respectively. Hock Seng Ong owns 110,750 shares of common stock and 41,500 warrants. Estelle Lau owns 31,170 shares of common stock and 6,340 warrants. Jean Chalopin and Robert B. Hersov owns 143,775 shares of common stock and 72,500 warrants.

(3)This individual is a director.

(4)Shares are owned by Kerry Propper China Media Investment Co., Inc., which is wholly owned by Kerry Propper. There are no any warrants owned by Kerry Propper as of December 31, 2007.

(5)The information relating to Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson is derived from a Schedule 13G dated January 28, 2007, filed by such entities with the Securities and Exchange Commission. The address of the principal business office of Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson is 537 Steamboat Road, Suite 400, Greenwich, Connecticut 06830. The address of the principal business office of Level Radar Master Fund, Ltd. is c/o Citco Fund Services (Bermuda) Limited, Washington Mall West, 2nd Floor, 7 Reid Street, Hamilton HM 11Bermuda. The title of class of securitiesthey is units. One units consists of 1 share of common stock and 2 warrants. Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson own 500,000 shares of common stock and 1,000,000 warrants respectively. Level Global Investors, L.P., Level Global, L.L.C., David Ganek and Anthony Chiasson do not directly own Units. Pursuant to an investment management agreement, Level Global Investors, L.P. shares all voting and investment powers with respect to the securities held by Level Radar Master Fund, Ltd. Level Global, L.L.C. acts as the general partner of Level Global Investors, L.P. David Ganek and Anthony Chiasson control Level Global Investors, L.P. and Level Global, L.L.C.

(6)The information relating to MHR Capital Partners Master Account LP, MHR Advisors LLC, MHR Fund Management LLC and Mark H. Rachesky, M.D is derived from a Schedule 13G dated January 29, 2007 filed by such entities with the Securities and Exchange Commission. The address of the principal business office of MHR Capital Partners Master Account LP, MHR Advisors LLC, MHR Fund Management LLC and Mark H. Rachesky, M.D is 40 West 57th Street, 24th Floor, New York, New York, 10019. The title of class of securitiesthey is common stock, par value $0.0001. MHR Capital Partners Master Account LP owns 610,259 shares of common stock. MHR Advisors LLC, MHR Fund Management LLC and Mark H. Rachesky, M.D own 681,867 shares of common stock respectively.

(7)The information relating to Sapling, LLC, Fir Tree Recovery Master Fund, L.P. and Fir Tree, Inc. is derived from a Schedule 13G dated February 14, 2008, filed by such entities with the Securities and Exchange Commission. The address of the principal business office of Sapling, LLC and Fir Tree, Inc. is 505 Fifth Avenue 23rd Floor New York, New York 10017. The address of the principal business office of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd. Admiral Financial Center, 5th Floor
90 Fort Street, Box 32021 SMB Grand Cayman, Cayman Islands. The title of class of securitiesthey is common stock, par value $0.0001. Sapling, LLC owns 692,756 shares of common stock. Fir Tree Recovery Master Fund, L.P owns 176,378 shares of common stock. Fir Tree, Inc owns 869,134 shares of common stock

(8)The information relating to QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC is derived from a Schedule 13G dated February 8, 2008, filed by such entities with the Securities and Exchange Commission. The address of the principal business office of QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor New York, New York 10036. The address of the principal business office of QVT Fund LP is Walkers SPV, Walkers House Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands. The title of class of securitiesthey is common stock, par value $0.0001. QVT Financial LP and QVT Financial GP LLC own 549,850 shares of common stock. QVT Fund LP owns 481,561 shares of common stock. QVT Associates GP LLC owns 535,181 shares of common stock.

(9))The information relating to Craig Samuels is derived from a Schedule 13G dated February 12, 2008, filed by such entities with the Securities and Exchange Commission. The business address of Craig Samuels is 13990 Rancho Dorado Bend, San Diego, California 92130. The title of class of securitiesthey is warrant. Craig Samuels owns 891,500 warrant.

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

●
We may decide to acquire one or more businesses affiliated with one of our Pre-IPO stockholders. If management selects a company affiliated with one of our Pre-IPO stockholders as a prospective target business, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the fair market value of such affiliated company.

●
Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company. Mr. Chalopin intends to be a principal in another blank check company focusing on a business combination in Europe, and Mr. Hersov is currently a director of another blank check company whose initial focus will be on acquiring a target business in the business, marketing, consumer healthcare, and distribution services industry in the United States. We believe, that there will not be, with regard to either Mr. Chalopin, or Mr. Hersov any conflicts regarding the industry or region of focus with such other blank check companies and us.

●
Since our officers and directors beneficially own shares of our common stock which will be released from escrow only in certain limited situations and because they have waived their liquidation distribution rights with respect to shares of common stock which they hold, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business.

●
Our officers and directors may negotiate to be retained post-business combination as a condition to any potential business combination, and they may look unfavorably upon, or reject a business combination with, a potential target business whose owners refuse to retain certain of our officers or directors post-business combination, thereby resulting in a conflict of interest.

●
In the event management were to make substantial loans to us in excess of the amount outside the trust fund, they may look unfavorably upon or reject a business combination with a potential target whose owners refuse to re-pay such amounts.

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

●
Since December 20, 2006, we have been paying and will continue to pay until the business combination Shine Media Group Limited, an affiliate of David Y. Chen, the chief executive officer and president and a director of the Company, an aggregate monthly fee of $10,000 for certain administrative, technology and secretarial services, as well as the use of limited office space in Shanghai. We believe that, based on rent and fee in Shanghai, the fee charged by Shine Media Group Limited is at least as favorable as we could have obtained from an unaffiliated third party.

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

Kerry Propper has certain pre-existing fiduciary and contractual obligations to Jaguar Acquisition Corporation. Jaguar Acquisition Corporation is a blank check company seeking to acquire a business in any industry. During the preceding two years, Mr. Propper had re-existing fiduciary and contractual obligations to Chardan North China Acquisition Corp. and Chardan South China Acquisition Corp. which were blank check companies that have completed their initial business combinations. Mr. Propper continues as a director or HLS Systems International Ltd, the successor to Chardan North China Acquisition Corp. and continues his fiduciary and contractual obligations to that company.Accordingly, to the extent that Mr. Propper identifies business opportunities that may be suitable for Jaguar Acquisition Corporation or HLS Systems International Ltd., he will honor his pre-existing contractual and fiduciary obligations to these entities. Accordingly, he may not present opportunities to us that otherwise may be attractive unless such entities have declined to accept such opportunities.

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

On July 12, 2005, Jean Chalopin and Kilmer International Investments Limited, an entity wholly-owned by of Robert B. Hersov, advanced a total of $170,000 to us to cover expenses related to our initial public offering. Messrs. Chalopin and Hersov are each members of our board of directors. In connection with these loans, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. The notes carried annual interest at 4% and was paid on the consummation of our initial public offering pursuant to its terms.

On August 9, 2006, Richard Chang and David Y. Chen, directors of our Company and Hock S. Ong and Estelle Lau, both officers of our Company, advanced to us an aggregate of $40,000 to cover additional expenses related to our initial public offering. The notes carried an annual interest of 4% and were paid on consummation of our initial public offering pursuant to its terms.

Kerry Propper China Media Investment Co., Inc., an entity wholly owned and controlled by Kerry Propper, in connection with our initial public offering agreed with Merriman Curhan Ford & Co., the underwriter, to purchase up to 500,000 warrants in the public marketplace at prices not to exceed $0.40 per warrant (an aggregate maximum of 1,000,000 warrants at a maximum aggregate purchase price of $400,000) after offering is completed and within the 45 day period beginning 60 days after the end of the “restricted period” under Regulation M.. But the warrants did not trade below 0.40 within certain period, Kerry Propper did not purchase any warrants.

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

On July 12, 2005, we issued an aggregate of 1,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.017 per share, as follows:

Name	Number of Shares	Relationship to Us

Richard L. Chang	142,500	Non-Executive Chairman and Director
David Y. Chen	723,000	Chief Executive Officer and President
Jean Chalopin	148,500	Director
Robert B. Hersov	148,500	Director
Richard L. Chen	277,500	Advisor
Steven Chang	7,500	Advisor
Thomas Doctoroff	7,500	Advisor
Carl Meyer	7,500	Advisor
Lisa Tseng	37,500	Advisor

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

On April 27, 2006, our Pre-IPO stockholders sold the following shares owned by them to the persons named below for approximately $0.017 per share in transactions exempt from registration under the Securities Act:

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

On November 20, 2006, the Pre-IPO stockholders listed below sold the indicated shares owned by them to Kerry Propper China Media Investment Co., Inc. for approximately $0.017 per share in transactions exempt from registration under the Securities Act:

Name	Number of Shares

Richard L. Chang	90,000
David Y. Chen	90,000
Hock S. Ong	30,000
Jean Chalopin	35,000
Robert B. Hersov	35,000
Richard L. Chen	10,625
Lisa Tseng	3,750
Carl Meyer	1,875
Steven Chang	1,875
Thomas Doctoroff	1,875

On November 28, 2006, the Pre-IPO stockholders listed below sold the indicated shares owned by them to Estelle Lau for approximately $0.017 per share in transactions exempt from registration under the Securities Act:

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

The holders of the majority of the above listed shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of our prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which is not before three years from the date of our prospectus. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements. The warrants sold in the private placement were originally issued pursuant to an exemption from the registration requirements under the federal securities laws. The holders of those warrants may be able to exercise their warrants even if, at the time of exercise, there is no current prospectus relating to the common stock issuable upon exercise of such warrants if such exercise is deemed to be a transaction that is exempt from the registration requirements under the federal securities laws. The shares of common stock issued upon such exercise will be restricted shares that will be eligible for resale only pursuant to an effective registration statement or in a transaction that is exempt from the registration requirements under the federal securities laws.

On December 20, 2006, we sold 133,333 units to our officers and directors for an aggregate purchase price of $800,000, or $6.00 per unit. Each unit will consist of one share of common stock and two warrants, each to purchase one share of common stock, exercisable at $5.00 per share, as follows:

Name	Number of Shares
Jean Chalopin	14,900
Rob Hersov	14,900
David Chen	8,265
Richard Chang	8,265
Hock Ong	2,750
Estelle Lau	920
AFG	83,333
Total	133,333

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

In order to ensure that the common stock purchased by stockholders who existed before the initial public offering on July 12, 2005 would remain 20% of the total number of shares outstanding after public offering (not including the shares sold in the private placement), we issued our Pre-IPO stockholders options to purchase such additional number of shares as would be necessary to maintain their ownership of 20% of our outstanding shares (excluding the shares purchased in the private placement) after the initial public offering in the event the underwriters exercise the over-allotment option. The over-allotment was exercised, and the options held by the Pre-IPO stockholders were exercised in full, at the stated exercise price of $.017 per share. Under those options, we granted the Pre-IPO stockholders both demand and “piggy-back” registration rights for the shares of common stock they acquired upon exercise of this option.

Item 14. Principal Accountant Fees and Services.

The firm of Goldstein Golub Kessler LLP (‘‘GGK’’) acted as our principal accountant until May 7, 2007. On May 8, 2007, the Board of Directors dismissed GGK as the Registrant’s principal accountants.

GGK had reported on and audited the Registrant’s financial statements for the year ended December 31, 2006 and for the periods ended July 18th, 2005; February 28, 2006; July 31st, 2006; and October 31st, 2006 as part of the Registrant’s Registration Statements Form S-1 submissions; and for the Registrant’s Current Reports on Form 8-K filed on January 8th, 2007, subsequent to the Registrant’s Initial Public Offering (“IPO”) exercise. None of the audit reports of GGK on the financial statements of the Registrant contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

On May 8th, 2007, the Board of Directors engaged Kabani & Company, Inc ("Kabani") with address at 6033 West Century Boulevard, Suite 810, Los Angeles, California 90045, as the new principal accountant to audit its financial statements, effective May 8th, 2007. Kabani, the Registrant's successor auditors, provides auditing services for the Registrant , which is a United States company according to the United States generally accepted accounting principles.

Audit Fees

The aggregate fees billed by GGK for professional services rendered for the review of our quarterly financial statements and audit of our annual financial statements for the fiscal year ended December 31, 2006, and for services performed in connection with the Company's reports on Form 10Q and Form 10K filed in 2006 were approximately $56,000.

The aggregate fees billed by Kabani for professional services rendered for the review of our quarterly financial statement and audit of our annual financial statements for the fiscal year ended December 31, 2007, and for services performed in connection with the Company's reports on Form 10Q and Form 10K filed in 2007 were approximately $13,500.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, GGK and Kabani did not bill any fees for services rendered to us during the fiscal years ended December 31, 2007 and 2006, for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by GGK and Kabani for professional services rendered during the fiscal years ended December 31, 2007 and 2006, for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by GGK and Kabani for other professional services rendered during the fiscal years ended December 31, 2007 and 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Note	Description
1.1	(1)	Form of Underwriting Agreement for Initial Public Offering dated December 20, 2006
3.1	(1)	Fourth Amended and Restated Certificate of Incorporation
3.2	(1)	By-laws
4.1	(1)	Specimen Unit Certificate
4.2	(1)	Specimen Common Stock Certificate
4.3	(1)	Specimen Warrant Certificate
4.4	(1)	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant dated December 20, 2006
4.5	(1)	Form of Unit Purchase Option granted to Representative dated December 20, 2006
10.1	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and David Y. Chen
10.2	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Richard L. Chen
10.3	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Jean Chalopin
10.4	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Richard L. Chang
10.5	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Robert Hersov
10.6	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Carl Meyer
10.7	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Thomas Doctoroff
10.8	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Steven Chang
10.9	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Lisa Tseng
10.10	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Hoe Seong Ooi
10.11	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Estelle Lau
10.12	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Hock Ong
10.13	(1)	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant to be dated December 20, 2006
10.14	(1)	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Existing Stockholders

10.15	(1)	Form of Services Agreement with Shine Media Group Limited
10.16	(1)	Form of Registration Rights Agreement among the Registrant and the Existing Stockholders
10.17	(1)	Form of Placement Unit Agreement among the Registrant and certain officers and directors of the Registrant
10.18	(1)	Option Agreement between the Registrant and Each of its Existing Stockholders
10.19	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and AFG Trust Assets Ltd.
10.20	(1)	Form of Letter Agreement among the Registrant, Merriman Curhan Ford & Co. and Kerry Propper and Kerry Propper China Media Investment Co., Inc.
10.21	(1)	Form of Warrant Purchase Agreement with Kerry Propper China Media Investment Co., Inc.
16.1	(3)	Letter from Goldstein Golub Kessler LLP to the SEC dated May 10, 2007
31.1	(2)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(2)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 (File No. 333-127093) originally filed on August 2, 2005.

(2)	Filed herewith.

(3)	Incorporated herein by reference to the Current Report on Form 8-K filed on May 11, 2007, Exhibit 16.1.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2008 at Shanghai, Peoples Republic of China.

Shine Media Acquisition Corp.

By:	/s/ David Y. Chen
David Y. Chen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1933, this amendment to the registration statement has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Richard L. Chang	Non-Executive Chairman and Director	March 28, 2008
Richard L. Chang

/s/ David Y. Chen	Chief Executive Officer,	March 28, 2008
David Y. Chen	President and Director (principal
executive officer)

/s/ Hock S. Ong	Chief Financial Officer (principal	March 28, 2008
Hock S. Ong	financial and accounting officer)

/s/ Jean Chalopin	Director	March 28, 2008
Jean Chalopin

/s/ Rober B Hersov	Director	March 28, 2008
Robert B. Hersov

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Shine Media Acquisition Corp.

We have audited the accompanying balance sheet of Shine Media Inc. (a Delaware corporation) as of December 31, 2007, and the related consolidated statements of income, stockholders' deficit, and cash flows for the year ended December 31, 2007 and for the period from inception (June 24, 2005) till December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shine Media Inc. as of December 31, 2007, and the results of their operations, stockholders' equity and their cash flows for the year ended December 31, 2007 and for the period from inception (June 24, 2005) till December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s fourth amended and restated certificate of incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Public Offering was consummated on December 27, 2006. The Company has not consummated a business combination through the date of this report.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 01, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shine Media Acquisition Corp.

We have audited the accompanying balance sheet of Shine Media Acquisition Corp. (a corporation in the development stage), as of December 31, 2006, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006, and for the period from June 24, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shine Media Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, and for the period from June 24, 2005 (inception) to December 31, 2005, in conformity with United States generally accepted accounting principles.

Goldstein Golub Kessler LLP
New York, New York
April 12, 2007

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash & cash equivalents	550,487	773,484
Cash in trust, restricted	$40,334,785	$33,931,152
Prepaid	47,867	-
Other receivable	2,952	-
Total assets	$40,936,091	$34,704,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$630,363	$138,647
Accrued offering costs	1,087,229	1,040,500
Due to stockholders	-	54,460
Total current liabilities	$1,717,592	$1,233,607

Common stock subject to possible redemption-1,379,310 shares at redemption value	6,182,624	6,600,198

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 89,000,000 shares; issued and outstanding- 7,633,333 shares as at December 31, 2006, and 8,758,333 shares as at December 31,2007	876	763
Paid-in capital in excess of par	32,510,155	27,012,868
Comprehensive gain	19,390	-
Retained earnings/(Accumulated deficit) during the development stage	505,454	(142,800)
Total stockholders’ equity	33,035,875	26,870,831
Total liabilities and stockholders’ equity	$40,936,091	$34,704,636

See accompanying notes to financial statements

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
STATEMENT OF OPERATIONS

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the Period from June 24, 2005 (Inception) to December 31, 2005	For the Period from June 24, 2005 (Inception) to December 31, 2007
Operating costs

Professional fees	(68,099)	(34,500)	-		(102,599)

Franchise Tax	(63,164)	(102,500)	-		(165,664)

Other operating costs	$(365,264)	$(6,845)	$(3,455)		$(375,564)

Total operating costs	$(496,527)	$(143,845)	$(3,455)		$(643,827)

Interest Income	1,734,516	14,182	765		1,749,463

Interest Expense	-	(7,243)	(3,204)		(10,447)

Net income (loss)	$1,237,989	$(136,906)	$(5,894)		$1095,189

Provision for income tax	589,735	-	-		589,735

Net income(loss) after tax	$648,254	$(136,906)	$(5,894)		$505,454

Weighted average shares outstanding
Basic	8,675,114	1,567,215	1,500,000
Diluted	22,341,963	1,567,215	1,500,000

Net income (loss) per share				$
Basic	$0.07	$(0.09)	$(0.00)
Diluted	$0.03	$(0.09)	$(0.00)

See accompanying notes
to financial statements

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
STATEMENT OF CASH FLOWS

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the period from June 24, 2005 (Inception) to December 31, 2005	For the period from June 24 , 2005 (Inception) to December 31, 2007
Cash flows from operating activities
Net income (loss)	$648,254	$(136,906)	$(5,894)	$(702,723)

Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on funds held in trust	(1,173,244)	(13,652)	-	(1,186,896)
Increase in:
Accrued offering expenses	(88,272)	-	-	(170,672)
Other receivable	(1,631)	-	-	(1,631)
Deferred expenses	35,000	-	-	35,000
Accrued expenses	491,717	144,243	3,204	524,295
Prepaid	(81,236)	-	-	(81,236)
Net cash used in operating activities	(169,412)	(6,315)	(2,690)	(178,417)

Cash flows from investing activities
Payment to trust account	(5,211,000)	(33,917,500)	-	(39,128,500)
Net cash used in investing activities	(5,211,000)	(33,917,500)	-	(39,128,500)

Cash flows from financing activities
Proceeds from:
Notes payable, stockholders	-	40,000	170,000	210,000
Initial sale of common stock	-	-	25,000	25,000
Private placement	-	800,000	-	800,000
Public offering	-	36,000,000	-	36,000,000
Underwriter’s option	-	100	-	100
Underwriter’s overallotment	5,400,000		-	5,400,000
Management option	3,825		-	3,825
Increase/(Decrease) in due to stockholder	(57,410)	54,460	-	(2,950)
Payment of notes payable, stockholders	-	(210,000)	-	(210,000)
Payment of interest on notes payable, stockholders	-	(8,800)	-	(8,800)
Payment of offering costs	(189,000)	(2,043,637)	(127,134)	(2,359,771)
Net cash provided by financing activities	5,157,415	34,632,123	67,866	39,857,404

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
STATEMENT OF CASH FLOWS
(Continued)

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the period from June 24, 2005 (Inception) to December 31, 2005	For the period from June 24 , 2005 (Inception) to December 31, 2007
Net increase in cash & cash equivalents	(222,997)	708,308	65,176	550,487
Cash & cash equivalents, beginning of period	773,484	65,176	-	-
Cash & cash equivalents, end of period	$550,487	$773,484	$65,176	$550,487

Supplemental disclosures:
Interest paid	$-	$7,243	$3,204	$10,447
Income tax paid	$63,164	$102,000	$-	$165,664

Supplemental disclosure of non-cash financing activity
Increase in accrued offering costs	$(135,000)	$777,932	$262,568	$1,004,829

See accompanying notes to financial statements

STATEMENT OF STOCKHOLDERS’ EQUITY
(a development stage company)
SHINE MEDIA ACQUISITION CORP.
	For the Period from June 24, 2005 (Inception) to December 31, 2007
					Deficit
					Accumulated
	Common Stock		Additional Paid-In	Comprehensive	During the Development	Stockholders'
	Shares	Amount	Capital	Gain/loss	Stage	Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at $0.02 per share	1,500,000	$150	$24,850	-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106
Shares issued in private placement	133,333	13	799,985	-	-	800,000
Shares issued in public offering, net of offering costs	6,000,000	600	32,788,232	-	-	32,788,829
Shares reclassified to "common stock subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	$763	$27,012,869	-	$(142,800)	$26,870,831
Shares issued for underwriter's overallotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,826
Shares reclassified to "common stock (179,910) subject to possible redemption"	-	-	417,574	-	-	417,574
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)
Comprehensive Gain	-	-	-	19,390	-	19,390
Net income	-	-	-	-	648,254	648,254
Balance at December 31,2007	8,758,333	876	32,510,155	19,390	505,454	33,035,875

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

At December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s search process to acquire one or more operating businesses in the media and advertising industry with their principal operations and business in China. The Company has selected December 31 as its fiscal year-end.

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

On December 27, 2006, the closing date of the Public Offering, $33,917,500, which amount is approximately 94.2% of the gross proceeds of the Public Offering in the event of the Company’s liquidation (or $5.65 per unit for each of the public stockholders), was placed in a trust account (“Trust Account”) at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company acting as trustee, and invested until the earlier of (i) the consummation of the Company’s first business combination; or (ii) the liquidation of the Company. This amount includes $900,000 of underwriting compensation to be paid to the underwriters, if and only if, a business combination is consummated. The liability for this $900,000 is included on the Company's balance sheet under accrued offering costs. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. The remaining $600,000 of net proceeds not held in the trust account and up to $600,000 of the interest earned on the trust account (net of taxes payable on such interest) may be used to fund our operations for the next 12 months and to consummate a business combination.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the Company’s common stock sold in the Public Offering (which excludes, for this purpose, those persons who were stockholders prior to the Public Offering,) vote against the business combination and exercise of their conversion rights, the business combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Existing Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock, the 133,333 shares comprising the units in the Private Placement and any shares of common stock acquired by them in the aftermarket in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination.

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

The Company’s fourth amended and restated certificate of incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, and the certificate of incorporation cannot be amended without the affirmative vote of 95% of the shares sold in the Public Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Public Offering discussed in Note 2.)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted income per share was $0.07 and $0.03, respectively for the year ended December 31, 2007. Basic and diluted income per share was $(0.09) for the year ended December 31, 2006.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recently issued accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

2. Offering and Private Placement

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

3. Cash in trust

On December 20 and December 27, 2006, the Company consummated the Private Placement and Public Offering of 133,333 units and 6,000,000 units, respectively. The net proceeds to us from the Public Offering and the Private Placement were $33,617,500, in addition, we obtained $900,000 of deferred underwriting compensation that will be paid to underwriters if a business combination is consummated . Of this amount, $600,000 was released to us to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses, and the remaining balance of $33,917,500 was deposited into a Trust Account.

On January 25, 2007, the Company consummated the sale of 900,000 units pursuant to the exercise by the underwriters of the over-allotment option the Company granted to the underwriters in the Company’s Public Offering. After deducting the underwriting discounts and commissions, $5,211,000 was deposited into the Trust Account.

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of trust account was $40,089,063 which includes interest income from the US T-Bills that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the trust account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested for 3 months US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase 3 months US T-Bill at an annualized interest rate of 3.67%. On December 28, 2007, the Company reinvested $40,314,411.17 to purchase 3 months US T-Bill at an annualized interest rate of 3.22%.

As of December 31, 2007, there was $40,334,785 in the trust account.

4. Prepaid

In January 2007, the Company signed a Directors and Officers liability insurance contract which covers 18 months from December 20, 2006 to June 20, 2008. The total value of the contract is $105,000 and was paid in full in January 2007. This expense must be amortized within 18 months. As of December 31, 2007, the net balance is $35,000.

The Company prepaid $10,000 to its printer to cover the costs of SEC fillings and printing expenses related to the SEC fillings. As of December 31, 2007, the balance is $7,703.

The Company also prepaid $5,164 to the CEO and president as traveling and accommodation expenses.

5. Notes Payable, Stockholders

On July 12, 2005, the Company issued unsecured promissory notes to a member of its board of directors and an entity wholly-owned by another member of its board of directors, and totaling $170,000. On August 9, 2006, the Company issued unsecured promissory notes to members of its board of directors and its management team totaling $40,000. Each of the notes had an interest rate of 4% per annum. The notes were fully repaid with the proceeds of the Offering and Private Placement. The accrued interest payable as at December 20, 2006, was $10,447, of which $8,800 was paid to holders of the notes. The outstanding balance of interest of $1,647 was paid on March. There were no outstanding promissory notes at December 31, 2007.

6. Accrued expenses

As of December 31, 2007, accrued expenses included audit fees of $8,532, legal fees of $19,060, traveling expense of $9,147 stock agent fee of $3,890 and provision for income tax of $589,735.

7. Due to Stockholders

On and before December 31, 2006, the board of directors and its management team advanced the Company $54,460 to fund the costs of the Public Offering. These advances bear no interest and have no definitive repayment terms. The company paid off all amounts due as of December 31, 2007.

8. Stockholders’ Equity

In connection with the Public Offering, the Company paid an underwriting discount of 3.5% of the gross offering proceeds and a nonaccountable expense allowance of 1.0% the gross offering proceeds, to the underwriters at the closing of the Public Offering. The underwriters have agreed to defer additional underwriting fees (inclusive of interest, net of taxes payable) equal to 2.5% of the gross proceeds of the offering, or approximately $900,000 (assuming no exercise of the over-allotment option), until the consummation of the initial business combination. On January 25, 2007, the Company consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the Company’s initial public offering. The underwriters also agreed to deposit $135,000 of deferred underwriting compensation into the trust account. Upon the consummation of the initial business combination, the Company will pay such deferred fees held in trust at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company acting as trustee, and that amount will not be available for use to acquire an operating business. In the event that a business combination is not consummated within the required time period, that amount will be included in the distribution to the public stockholders of the proceeds held in trust.

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

As of December 31, 2007, the Company authorized 89,000,000 shares of common stock, par value $0.0001 per share. Number of shares issued and outstanding was 8,758,333. Number of warrants issued and outstanding was 9,619,091.

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

10. Commitments

Subsequent to December 20, 2006, effective day of our initial public offering, the Company has agreed to pay to Shine Media Group Limited, an affiliate of the Company’s Chief Executive Officer and President, an aggregate of $10,000 a month for 24 months for office space in Shanghai as well as certain administrative, technology and secretarial services expenses.

11. Common stock reserved for issuance

At December 31, 2007, 15,146,666 shares of common stock were reserved for issuance upon exercise of options and warrants.

12. Income taxes

The Company is governed by the Income Tax Laws of the PRC. Interest income in the United States of America is subject to the Federal & State tax laws of the country for income tax purposes.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. However, since the Company has no revenues and only expenses, it has net operating losses in PRC. The Company has not recorded any deferred tax asset as it believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.

The following is a reconciliation of income tax expense:

12/31/2007	U.S.	State	International	Total
Current	$589,735	$0	$0	$589,735
Deferred	-	-	-	-
Total	$589,735	$0	$0	$589,735

12/31/2006	U.S.	State	International	Total
Current	$0	$0	$0	$0
Deferred	-	-	-	-
Total	$0	$0	$0	$0

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	12/31/2007	12/31/2006
US statutory tax rate	34%	34%
PRC income tax	0%	0%
Effective rate	34%	34%