Form 10-Q
period 2008-03-31
Shine Media Acquisition Corp.
filed 2008-05-05
CIK 1332741

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number: 001-32685

Shine Media Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o 29 Level, Central Plaza 381 Huai Hai Zhong Road,
Shanghai 200020, China
(Address of Principal Executive Offices including Zip Code)

(86) 21 6391 6188
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ྈNo ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 8,758,333 shares of the Registrant’s common stock issued and outstanding as of April 25, 2008.

Shine Media Acquisition Corporation Index to Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:

Cash & cash equivalents	$419,351	$550,487
Cash in trust	40,623,418	40,334,785
Prepaid expenses	34,250	47,867
Due from stockholders	-	2,952
Total Assets	$41,077,019	$40,936,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$688,213	$630,363
Accrued offering costs	1,087,229	1,087,229
Total Liabilities	1,775,442	1,717,592

Common stock subject to possible redemption - 1,379,310 shares at redemption value	6,182,624	6,182,624

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common Stock, $0.0001 par value, authorized 89,000,000; issued and outstanding 8,758,333 shares as at March 31,2008 and December 31, 2007	876	876
Paid-in capital in excess of par	32,510,155	32,510,155
Comprehensive gain /(loss)	(16,569)	19,390
Retained earnings during the development stage	624,492	505,454
Total stockholders' equity	33,118,953	33,035,875
Total liabilities and stockholders' equity	$41,077,019	$40,936,091

See accompanying notes to these unaudited condensed financial statements

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENTS OF INCOME
(Unaudited)

	Three Months Periods ended		For the Period from June 24, 2005 (Inception) to March 31, 2008
	March 31, 2008	March 31, 2007

Revenue	$-	$-	$-

Operating Costs
Professional fees	(55,564)	(26,274)	(158,163)

Franchise tax	(25,000)	(1,664)	(190,664)

Other operating costs	(64,487)	(88,945)	(440,051)

Total operating costs	(145,051)	(116,883)	(788,878)

Interest income	325,411	449,508	2,074,874

Interest expense	-	-	(10,447)

Net income	180,360	332,625	1,275,549

Provision for income tax	61,322	-	651,057

Net income after tax	$119,038	$332,625	$624,492

Weighted average shares outstanding (basic )	8,758,333	8,454,962
Weighted average shares outstanding (diluted)	10,170,541	8,454,962

Net income per share (basic)	$0.01	$0.04
Net income per share (diluted)	$0.01	$0.04

See accompanying notes to these unaudited condensed financial statements

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (Inception) to March 31, 2008
Unaudited

					Income/(deficit)
					Accumulated
	Common		Additional		During the
	Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Gain/loss	Stage	Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at US$0.01 per share	1,500,000	$150	$24,850	$-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106

Shares issued in private placement	133,333	13	799,985	-	-	800,000
Shares issued in public offering	6,000,000	600	32,788,232	-	-	32,788,829
Shares reclassified to "common stock (1,199,400) subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	763	27,012,869	-	(142,800)	26,870,831

Shares issued for underwriter's overallotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,825
Shares reclassified to "common stock (179,910) subject to possible redemption"	-	-	417,574	-	-	417,574
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)
Comprehensive gain	-	-	-	19,390	-	19,390
Net Income	-	-	-	-	648,254	648,254
Balance at December 31,2007	8,758,333	876	32,510,155	19,390	505,454	33,035,875

Comprehensive Loss	-	-	-	(35,959)	-	(35,959)
Net Income	-	-	-	-	119,038	119,038
Balance at March 31, 2008	$8,758,333	$876	$32,510,155	$(16,569)	$624,492	33,118,953

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENTS OF CASHFLOW
(Unaudited)

	Three month periods ended		For the period from June 24, 2005 (Inception) to March 31, 2008
	Mar 31,2008	Mar 31,2007
Cash flow from operating activities
Net income	$94,720	$332,625	$600,174
Adjustments to reconcile net income to net cash used in
operating expenses:
Interest earned on funds held in trust	(324,593)	(449,508)	(1,511,489)

Increase in accrued offering expenses	-	(170,000)	(88,272)
Increase in other receivable	(3,883)	-	(5,514)
(Increase)/ decrease in prepaid expenses	17,500	(87,500)	(28,736)
Increase/ (decrease) in accrued expenses	82,168	(53,412)	721,332

Net cash used in operating activities	(134,088)	(427,795)	(312,505)

Cash flow from investing activities
Payment to trust account	-	(5,211,000)	(39,128,500)

Cash flows from financing activities
Proceeds from:
Initial sale of common stock	-	-	25,000
Private placement	-	-	800,000
Public offering	-	-	36,000,000
Underwriter's option	-	-	100
Underwriter's overallotment	-	5,400,000	5,400,000
Management option	-	3,825	3,825
Receipts (payments) to stockholder	2,952	(58,541)	2
Payment of offering costs	-	(189,000)	(2,359,771)
Payment of interest on notes payable, stockholders	-	-	(8,800)
Net cash provided by financing activities	2,952	5,156,284	39,860,356

Net increase (decrease) in cash & cash equivalents	(131,136)	(482,511)	419,351

Cash & cash equivalents, beginning of period	550,487	773,484	-
Cash & cash equivalents, end of period	$419,351	$290,973	$419,351

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

Nature of Operations

Shine Media Acquisition Corporation (“we”, “us”, “our” or the “Company”) is a blank check company organized under the laws of the State of Delaware on June 24, 2005. We were formed to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in China.

The Company has not acquired an entity as of March 31, 2008. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The balance sheet at March 31, 2008, statement of operations for the three month periods ended March 31, 2008 and 2007 and for the period from inception to March 31, 2008, and statement of cash flows for the three month periods ended March 31, 2008 and 2007 and for the period from inception to March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operation for the three months ended March 31, 2008 and 2007 and for the period from inception to March 31, 2008, the statement of cash flows for the three months ended March 31, 2008 and 2007 and for the period from inception to March 31, 2008.

Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of the three month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and Private Placement, although substantially all of the net proceeds of the Public Offering and Private Placement are intended to be generally applied toward consummating a business combination with one or more operating businesses. As used herein, a “target business” means an operating business in China and a “business combination” shall mean the direct or indirect acquisition by the Company of the ownership or control of such a target business or businesses. There is no assurance that the Company will be able to successfully effect a business combination.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the Company’s common stock sold in the Public Offering (which excludes, for this purpose, those persons who were stockholders prior to the Public Offering) vote against the business combination and exercise of their conversion rights, the business combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Pre-IPO Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock, the 133,333 shares included the units in the Private Placement and any shares of common stock acquired by them in the aftermarket in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

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

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the financial statements.

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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

NOTE 4 — OFFERING AND PRIVATE PLACEMENT

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

As of March 31, 2008, the balance of Trust Account was $40,623,418.

NOTE 6 — PREPAID

In January 2007, the Company signed a Directors and Officers liability insurance contract which covers 18 months from December 20, 2006 to June 20, 2008. The total value of the contract is $105,000 and was paid in full in January 2007. This expense must be amortized within 18 months. As of March 31, 2008, the net balance is $17,500.

The Company prepaid $10,000 to its printer to cover the costs of SEC fillings and printing expenses related to the SEC fillings. As of March 31, 2008, the balance is $7,703.

The Company also prepaid $9,047 to the CEO as traveling and accommodation expenses.

NOTE 7 — ACCRUED EXPENSES

As of March 31, 2008, accrued expenses also included audit fees of $5,000 and other consulting fee of $7,155 and provision for income tax of $676,057.

NOTE 8 — STOCKHOLDERS’ EQUITY

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

As of March 31, 2008, the Company had authorized 89,000,000 shares of common stock, par value $0.0001 per share. Number of shares issued and outstanding was 8,758,333. Number of warrants issued and outstanding was 11,158,358.

	Number of Warrants	,	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2007	11,158,358		$5.00	$5,244,429
Issued during the period	-		-	=
Expired	-		-	=
Exercised	-		-	=
Outstanding March 31, 2008	11,158,358		$5.00	$6,360,264

Following is a summary of the status of warrants outstanding at March 31, 2008:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$5.00	11,158,358	2.75	$5.00	11,158,358	$5.00

NOTE 9 — COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 15,146,666 shares of common stock were reserved for issuance upon exercise of options and warrants.

NOTE 10 — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

NOTE 11 — COMMITMENTS

Subsequent to December 20, 2006, the effective day of our Public Offering, the Company agreed to pay to Shine Media Group Limited, an affiliate of David Y. Chen, the Company’s Chief Executive Officer and President, an aggregate of $10,000 a month for 24 months for office space in Shanghai as well as certain administrative, technology and secretarial services and expenses.

Note 12 -— INCOME TAXES

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The following is details of income tax expense:

03/31/2008	U.S.	State	Total
Current	$61,322	$0	$61,322
Deferred	-	-	-
Total	$61,322	$0	$61,322

12/31/2007	U.S.	State	Total
Current	$589,735	$0	$589,735
Deferred	-	-	-
Total	$589,735	$0	$589,735

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	03/31/2008	12/31/2007
US statutory tax rate	34%	34%
Effective rate	34%	34%

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

There is no legal or contractual limitation on our ability to raise funds privately or through loans that would allow us to acquire a company or companies with a fair market value in excess of 80% of our net assets at the time of the acquisition; however, we have no current plans or agreements to enter into any such financing arrangements. We may acquire less than a 100% interest (but will not acquire less than a controlling interest) in one or more target businesses for our initial business combination, in which case the aggregate fair market value of the interest or interests we acquire must equal at least 80% of our net assets at the time of such acquisition. The fair market value of an interest in a target business will be calculated based on the fair market value of the portion of the business we acquire and not on the fair market value of the business as a whole.

As of March 31, 2008, the Company is continuing its search process to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in China.

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

Results of Operations for the Three Month Periods Ended March 31, 2008 and March 31, 2007

For the three month period ended March 31, 2008, we earned interest income of $325,411. For the same period ended March 31, 2007, our interest income was $449,508. The interest income was primarily generated by the funds in the trust account into which the proceeds of our initial public offering (including over-allotment proceeds), the December 2007 private placement and the exercise of the over-allotment option were deposited. Such income may only be released from the trust account to be used to pay the taxes thereon, and up to $600,000 of such income, subject to the tax obligations, may be released for use in connection with the identification and consummation of a business combination. This amount of $600,000 was released to the Company on June 28, 2007.

Our operating expenses during the three months ended March 31, 2008 were $145,051, of which $55,564 was for professional fees, $25,000 was for franchise tax and $64,487 was for other operating costs. We also have provided for $61,322 in income taxes. For the comparative period of 2007, our operating expenses were $116,883, of which $26,274 was for professional fees, $1,664 was for franchise taxes and $88,945 was for other operating costs.

The professional fees incurred during the three months ended March 31, 2008 were related to maintaining a publicly listing company and to complete the acquisition of an operating business.

We had a net gain of $119,038 for the three month periods ended March 31, 2008 as compared to $332,625 during the same period of 2007.

Liquidity and Capital Resources.

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

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of trust account was $40,089,063 which includes interest income from the US T-Bills that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the trust account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested in a 3 month US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase a 3 month US T-Bill at an annualized interest rate of 3.67%. On December 28, 2007, the Company reinvested $40,314,411.17 to purchase a 3 month US T-Bill at an annualized interest rate of 3.22%.

Since December 20, 2006, the Company has paid to Shine Media Group Limited, an affiliate of David Y. Chen, our chief executive officer and president, an aggregate monthly fee of $10,000 for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Shanghai. On July 12, 2005, Jean Chalopin, one of our board members, and Kilmer International Investments Limited, a wholly-owned entity of Robert Hersov, one of our board members, advanced to us a total of $170,000 to cover expenses related to the Public Offering. In connection with these loans, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. These notes were payable with a 4% annual interest and were repaid out of the proceeds of our Public Offering. On August 9, 2006, Richard Chang, a director of the Company, David Y. Chen, our chief executive officer, Hock S. Ong, our chief financial officer, and Estelle Lau, an officer of the Company, advanced to us an aggregate of $40,000 to cover additional expenses related to our Public Offering. These notes and the accrued interest thereon were repaid out of the proceeds of our Public Offering.

We sold Merriman Curhan Ford & Co., the representative of the underwriters, for $100, an option to purchase up to a total of 360,000 Units. The Units issuable upon exercise of this option are identical to those offered by our prospectus except that the warrants included in the option have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the Public Offering). This option will also contain a cashless exercise feature that allows the holders of the option to use the appreciated value of the option to exercise the option without paying cash.

From inception through March 31, 2008, we earned interest income of $2,074,874, most of which was earned on funds held in the Trust Account since the Public Offering. We also paid $10,447 of interest expenses related to notes payables since inception through March 31, 2008.

We believe we will have sufficient available funds outside of the trust account to operate through the whole year. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummation of a business transaction. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

During the quarter ended March 31, 2008, we used the following amounts from the proceeds of the Public Offering: $55,564 for professional fees and $64,487 for general and administrative expenses.

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

SHINE MEDIA ACQUISITION CORPORATION

May 5, 2008	By:	/s/ David Y. Chen
David Y. Chen Chief Executive Officer and President (principal executive officer)

May 5, 2008	By:	/s/ Hock S. Ong
Hock S. Ong Chief Financial Officer (principal financial and accounting officer)