Form 10-Q
period 2008-06-30
Shine Media Acquisition Corp.
filed 2008-08-13
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number: 001-32685

Shine Media Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o 29 Level, Central Plaza 381 Huai Hai Zhong Road,
Shanghai 200020, China
(Address of Principal Executive Offices including Zip Code)

(86) 21 6391 6188
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 8,758,333 shares of the Registrant’s common stock issued and outstanding as of August 14, 2008.

Shine Media Acquisition Corporation Index to Form 10-Q

Part I.	Financial Information	3

	Item 1. Financial Statements	3

	Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007(Audited)	3

	Statements of Income for the three month periods and six month periods ended June 30, 2008 and 2007 and the period from inception to June 30, 2008 (Unaudited)	4

	Statements of stockholders’ equity for the period from inception to June 30, 2008 (Unaudited)	5

	Statements of Cash Flow for the six month periods ended June 30, 2008 and 2007 and the period from inception to June 30, 2008 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4. Controls and Procedures	22

Part II.	Other Information	23

	Item 1. Legal Proceedings	23

	Item 1A. Risk Factors	23

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3. Defaults Upon Senior Securities	23

	Item 4. Submission of Matters to a Vote of Security Holders	23

	Item 5. Other Information	24

	Item 6. Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash & cash equivalents	$162,185	$550,487
Cash in trust	40,750,526	40,334,785
Prepaid expenses	13,903	47,867
Due from stockholders	-	2,952
Total Assets	$40,926,615	$40,936,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$895,574	$630,363
Accrued offering costs	1,087,229	1,087,229
Total Liabilities	1,982,802	1,717,592

Common stock subject to possible redemption - 1,379,310 shares at redemption value	6,182,624	6,182,624

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-

Common Stock, $0.0001 par value, authorized 89,000,000; issued and outstanding 8,758,333 shares as at June 30, 2008 and December 31, 2007	876	876
Paid-in capital in excess of par	32,510,155	32,510,155
Comprehensive gain	110,681	19,390

Retained earnings during the development stage	139,479	505,454
Total stockholders' equity	32,761,189	33,035,875
Total liabilities and stockholders' equity	$40,926,615	$40,936,091

See accompanying notes to these unaudited condensed financial statements

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
 (Unaudited)

	Three Month ended		Six Month ended
	June30, 2008	June 30, 2007	June30, 2008	June 30, 2007	For the Period from June 24, 2005 (Inception) to June 30, 2008
Operating Costs

Professional fees	$(282,663)	$(4,500)	$(338,227)	$(30,774)	$(440,826)

Franchise tax	(82,908)	(41,000)	(107,908)	(42,664)	(273,572)

Other operating costs	(119,308)	(52,138)	(183,796)	(141,083)	(559,360)

Total operating costs	(484,880)	(97,638)	(629,931)	(214,521)	(1,273,758)

Interest income/expense	(134)	498,666	325,277	948,174	2,064,294

Net income (loss)	(485,014)	401,028	(304,653)	733,653	790,536

Provision for income tax	-	249,442	61,322	249,442	651,057

Net income (loss) after tax	$(485,014)	$151,586	$(365,975)	$484,211	$139,479

** Weighted average shares outstanding (basic and Diluted)	8,758,333	8,758,333	8,758,333	8,608,333

Net income(loss) per share (basic and diluted)	$(0.06)	$0.02	$(0.04)	$0.06

** Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.
See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (Inception) to June 30, 2008
Unaudited

					Income/(deficit)
			Additional		Accumulated
	Common Stock		Paid-In	Comprehensive	During the	Stockholders'
	Shares	Amount	Capital	Gain/loss	Development Stage	Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at US$0.01 per share	1,500,000	$150	$24,850	$-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106

Shares issued in private placement	133,333	13	799,985	-	-	800,000

Shares issued in public offering	6,000,000	600	32,788,232	-	-	32,788,829
Shares reclassified to "common stock (1,199,400) subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	763	27,012,869	-	(142,800)	26,870,831

Shares issued for underwriter's overallotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,825
Shares reclassified to "common stock (179,910) subject to possible redemption"	-	-	417,574	-	-	417,574
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)

Comprehensive gain	-	-	-	19,390	-	19,390
Net Income	-	-	-	-	648,254	648,254
Balance at December 31,2007	8,758,333	876	32,510,155	19,390	505,454	33,035,874

Comprehensive Gain	-	-	-	91,291	-	91,291
Net Loss for the six months period ended June 30, 2008	-	-	-	-	(365,975)	(365,975)
Balance at June 30, 2008	$8,758,333	$876	$32,510,155	$110,681	$139,479	32,761,189

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF CASHFLOW
(Unaudited)

	Six month ended		For the period from June 24, 2005 (Inception) to June 30, 2008
	June 30, 2008	June 30, 2007
Cash flow from operating activities

Net income / (loss)	$(365,975)	$484,211	$139,479
Adjustments to reconcile net income to net cash used in	-	-	-
operating expenses:
Interest earned on funds held in trust	(324,451)	(346,882)	(1,511,347)
Amortisation of prepaid insurance cost	35,000	-	70,000
Changes in Assets & Liabilities:
Increase in accrued offering expenses	-	(170,672)	(88,272)
Decrease in other receivable	10,984	-	9,353
Increase in Prepaid expenses	(12,020)	(91,236)	(93,256)
Increase in Accrued expenses	265,208	138,387	904,372
Net cash (used in) / provided by operating activities	(391,254)	13,808	(569,671)

Cash flow from investing activities
Payment to trust account	-	(5,211,000)	(39,128,500)
Net cash used in investing activities	-	(5,211,000)	(39,128,500)

Cash flows from financing activities
Proceeds from:
Initial sale of common stock	-	-	25,000
Private placement	-	-	800,000
Public offering	-	-	36,000,000
Underwriter's option	-	-	100
Underwriter's overallotment	-	5,400,000	5,400,000
Management option	-	3,825	3,827
Receipts /(Payments) from / to stockholder	2,952	(57,410)
Payment of offering costs	-	(189,000)	(2,359,771)
Payment of interest on notes payable, stockholders	-	-	(8,800)
Net cash provided by financing activities	2,952	5,157,415	39,860,356

Net increase (decrease) in cash & cash equivalents	(388,302)	(39,777)	162,185

Cash & cash equivalents, beginning of period	550,487	773,484	-
Cash & cash equivalents, end of period	$162,185	$733,707	$162,185

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

The company has not acquired an entity as of June 30, 2008. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The balance sheet at June 30, 2008, statement of operations for the three month periods and six month periods ended June 30, 2008 and 2007 and for the period from inception to June 30, 2008, and statement of cash flows for the six month periods ended June 30, 2008 and 2007 and for the period from inception to June 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operation for the six months ended June 30, 2008 and 2007 and for the period from inception to June 30, 2008, the statement of cash flows for the six months ended June 30, 2008 and 2007 and for the period from inception to June 30, 2008.

Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and note thereto for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 20, 2006.

On December 20, 2006, the Company’s officers and directors purchased, individually or through entities controlled by them, an aggregate of 133,333 units in a private placement (the “Private Placement”) at $6.00 per unit for an aggregate amount of $800,000.

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

On May 8, 2008, the Company entered into a Stock Purchase Agreement (“Agreement”) under which it will acquire all the ordinary shares of China Greenscape Co., Ltd. (“Greenscape”), a company formed under the laws of the British Virgin Islands. The principal subsidiary of Greenscape is Jiangsu Sunshine Zoology and Forestry Development Co., Ltd. (“JSZF”), a company organized and existing under the laws of the Peoples Republic of China (“PRC” or “China”), and wholly owned by Greenscape.

As of June 30, 2008, the acquisition described above has not been consummated.

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

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

NOTE 4 — OFFERING AND PRIVATE PLACEMENT

On December 20, 2006, the Company’s officers and directors purchased, individually or through entities controlled by them, an aggregate of 133,333 units in the Private Placement at $6.00 per unit for an aggregate amount of $800,000.

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

All of the Company’s stockholders prior to the Public Offering waived their right to liquidation distributions with respect to the shares of common stock owned by them prior to the Public Offering, including the shares of common stock included in the units sold in the private placement. Accordingly, in the event of liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

NOTE 5 – CASH IN TRUST

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

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of trust account was $40,089,063 which included interest income from the US T-Bills that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the trust account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested for 3 months in a US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase a 3 month US T-Bill at an annualized interest rate of 3.67%. On December 28, 2007, the Company reinvested $40,314,411 to purchase a 3 month US T-Bill at an annualized interest rate of 3.22%. On March 27, 2008, the Company reinvested $40,919,000 to purchase a 6 month US T-Bill at an annualized interest rate of 1.378%.

As of June 30, 2008, the balance of Trust Account was $40,750,526.

NOTE 6 — PREPAID

In January 2007, the Company signed a Directors and Officers liability insurance contract which covers 18 months from December 20, 2006 to June 20, 2008. The total value of the contract is $105,000 and was paid in full in January 2007. This expense must be amortized within 18 months. As of June 30, 2008, the entire expense has been amortized and the net balance was zero.

The Company prepaid $10,000 to its printer to cover the costs of SEC fillings and printing expenses related to the SEC filings. As of June 30, 2008, the balance was $7,703.

The Company prepaid $6,200 to its lawyer to cover legal expenses related to the acquisition.

NOTE 7 — ACCRUED EXPENSES

As of June 30, 2008, accrued expenses include legal and professional fee of $130,167 relating to cost of acquisition, $1,442 payable to CEO and CFO for Company’s expense, audit fee accrual of $5,000 and provision for income tax of $758,965.

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

On December 27, 2006, the Company sold to Merriman Curhan Ford & Co., the representative of the underwriters, for $100, a previously granted option to purchase up to a total of 360,000 units. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of our prospectus and expiring 4 years from the date of our prospectus. This option also contains a cashless exercise feature that allows the holder or holders of the option to receive units on a net exercise basis. The units issuable upon exercise of this option are identical to those issued in our public offering except that the warrants included in the option have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the offering). The option and the 360,000 units, the 360,000 shares of common stock and the 720,000 warrants underlying such units, and the 720,000 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to lock-up under Rule 2710(g)(1) of the NASD Conduct Rules, pursuant to which the option may not be sold, transferred, assigned, pledged or hypothecated for a period of 180 days following the date of our prospectus. However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

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

As of June 30, 2008, the Company had authorized 89,000,000 shares of common stock, par value $0.0001 per share. Number of shares issued and outstanding was 8,758,333. Number of warrants issued and outstanding was 11,859,626.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2007	11,158,358	$5.00	$5,244,429
Issued during the period	-	-	=
Units converted during the period	701,268	5.00
Expired	-	-	=
=Exercised	-	-	=
Outstanding June 30, 2008	11,859,626	$5.00	$8,183,142

Following is a summary of the status of warrants outstanding at June 30, 2008:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$5.00	11,859,626	2.5	$5.00	11,859,626	$5.00

On December 27, 2006, the Company consummated its Public Offering by selling 6,000,000 Units at a price of $6.00 per Unit to the public. Each ‘Unit’ comprises of 1 share of common stock and two warrants. During the quarter ended June 30, 2008, 350,634 warrants were converted and the balance outstanding is 11,859,626.

NOTE 9 — COMMON STOCK RESERVED FOR ISSUANCE

At June 30, 2008, 15,146,666 shares of common stock were reserved for issuance upon exercise of options and warrants.

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

NOTE 12 — INCOME TAXES

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

The following is details of income tax expense:

06/30/ 2008	U.S.	State	Total
Current	$61,322	$0	$61,322
Deferred	-	-	-
Total	$61,322	$0	$61,322

06/30/2007	U.S.	State	Total
Current	$249,442	$0	$249,442
Deferred	-	-	-
Total	$249,442	$0	$249,442

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	06/30/2008	12/31/2007
US statutory tax rate	34%	34%
Effective rate	34%	34%

The following table summarizes the significant components of our deferred tax asset at June 30, 2008 and December 31 2007:

	June 30, 2008	Dec 31, 2007
Deferred tax asset
Deferred tax carryforward	$124,432	$-
Valuation allowance	$(124,432)	$-
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for its net operating loss carryforward due to the uncertainty of its realization.

NOTE 13 — SUBSEQUENT EVENTS

On May 8, 2008, the Company entered into a Stock Purchase Agreement (“Agreement”) under which it will acquire all the ordinary shares of China Greenscape Co., Ltd. (“Greenscape”), a company formed under the laws of the British Virgin Islands. The principal subsidiary of Greenscape is Jiangsu Sunshine Zoology and Forestry Development Co., Ltd. (“JSZF”), a company organized and existing under the laws of the Peoples Republic of China (“PRC” or “China”), and wholly owned by Greenscape.

For the acquisition of Greenscape to be completed, the Company will reincorporate and move its domicile from Delaware to the British Virgin Islands, via a redomestication merger with and into its wholly owned subsidiary, Green China Resources, Inc. (“Resources”), a company formed under the laws of the British Virgin Islands. Resources was formed for the purpose of the redomestication merger and immediate subsequent acquisition of Greenscape. Immediately following the closing of the transactions described herein, Resources will take steps to acquire all the outstanding equity of Greenscape in exchange for equity and debt securities of Resources. The outstanding warrants of Shine will be assumed by Resources. Resources will continue as a publicly traded company.

In addition to the ordinary common shares of Greenscape which are outstanding, Greenscape has outstanding two classes of preferred stock issued to investors in two private placements from which it raised approximately US$31,000,000 in working capital in 2007 and early 2008. Resources plans to take steps to acquire these outstanding shares after consummation of the acquisition of Greenscape (“Business Combination”).

Under the terms of the Agreement, immediately after the closing date, Shine will merge with and into Resources, with Resources being the surviving and continuing company, under British Virgin Islands law. Each outstanding share of common stock of Shine will be exchanged for one ordinary share of Resources, each outstanding warrant to purchase shares of common stock of Shine will be assumed by Resources by operation of law, and will be exercisable on the same terms for one ordinary share of Resources. Resources will acquire all the outstanding ordinary shares of Greenscape (‘Share Transfer”), and the outstanding Class B and Class D preferred will be contributed to capital and cancelled, and any outstanding options and warrants will be terminated and Resources, when permitted by securities laws, will seek to acquire all the outstanding Class A and Class C preferred stock of Greenscape.

Immediately after the transaction, all the ordinary shares of Resources will be held by the former stockholders of Shine and the former shareholders of Greenscape, Resources will be a publicly reporting company, registered under the United States federal securities laws.

For accounting purposes, this transaction will be accounted for as a reverse merger, since the stockholders of China Grenscape will own a majority of the issued and outstanding shares of common stock of Shine Media, and the directors and executive officers of China Grenscape will become the directors and executive officers of Shine Media. This acquisition will be accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of China Grenscape will acquire majority of the outstanding shares of the Company. The historical financial statements will be those of China Grenscape

As of June 30, 2008, the acquisition described above has not been consummated.

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

Overview

We are blank check company organized under the laws of the State of Delaware on June 24, 2005. We were formed to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in China. Our original intention was to seek an acquisition opportunity within the media and advertising industry in China. We broadened our search for an appropriate business acquisition opportunity. On May 8, 2008, we entered into a Stock Purchase Agreement (“Agreement”) under which we will acquire all the ordinary shares of China Greenscape Co., Ltd. (“Greenscape”), a company formed under the laws of the British Virgin Islands. The principal subsidiary of Greenscape is Jiangsu Sunshine Zoology and Forestry Development Co., Ltd. (“JSZF”), a company organized and existing under the laws of the Peoples Republic of China (“PRC” or “China”), and wholly owned by Greenscape. As of June 30, 2008, this acquisition has not been consummated and there can be no assurances that it will be consummated. Our certificate of incorporation does not require us to seek a business combination within any specific industry; therefore we believe we are permitted under its terms to expand our search to industries outside the media and advertising industries and ultimately to conclude an acquisition in another industry.

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

Results of Operations for the Six Month Periods Ended June 30, 2008 and June 30, 2007

For the six month period ended June 30, 2008, we earned interest income of 325,277. For the same period ended June 30, 2007, our interest income was $948,174. The interest income was mostly generated by the funds in the Trust Account into which the proceeds of our initial public offering (including over-allotment proceeds), the December 2007 private placement and the exercise of the over-allotment option were deposited. Such income may only be released from the trust account to be used to pay the taxes thereon, and up to $600,000 of such income, subject to the tax obligations, may be released for use in connection with the identification and consummation of a business combination. This amount of $600,000 was released to the Company on June 28, 2007.

Our operating expenses during the six month were $629,931, of which $338,277 was for professional fees, $107,908 was for franchise tax and $183,796 was for other operating costs. We also have provided for $61,322 in income taxes. For the comparative period of 2007, we paid $30,774 for professional fees and $42,664 for franchise taxes and $141,083 for other operating costs.

The professional fee and other operating costs incurred during the six months ended June 30, 2008 were maintain a public listing company and to complete the acquisition of an operating business.

We had a net loss of $304,653 for the six month periods ended June 30, 2008 as compared to a net gain of $733,653during the same period of 2007.

Results of Operations for the Three Month Periods Ended June 30, 2008 and June 30, 2007

For the three month periods ended June 30, 2008, we earned interest income of $134. For the same periods ended June 30, 2007, our interest income was $498,666. Most of our interest income was earned on funds held in the Trust Account.

Our operating expenses during the three month were $484,880, of which $282,663 was for professional fees, $82,908 was for franchise taxes and $119,308 was for other operating costs. For the comparative period of 2007, we had operating costs of $97,638. It includes professional fees of $4,500 and franchise taxes of $41,000 and other operating costs of $52,138.

We had a net loss of $485,014 for the three month periods ended June 30, 2008 as compared to a net gain of $401,028 during the same period of 2007.

Liquidity and Capital Resources.

In the initial public offering consummated on December 27, 2006 and private placement consummated on December 20, 2006, including the over-allotment option consummated on January 25, 2007, we sold a total of 7,033,333 units, for aggregate gross proceeds of $42,199,998. Each unit consisted of one share of common stock and two warrants. The net proceeds from the sale of these units were approximately $38,828,500. The aggregate offering expenses were approximately $3,371,498. From the net proceeds of the initial public offering and private placement (and not the over-allotment option), $600,000 was released to the Company to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses of the Company until the consummation of a business combination, if any. From the amount placed on deposit in the trust account, upon consummation of a business combination, if any, we will pay to Merriman Curhan Ford & Co., the underwriter of the initial public offering, an aggregate of deferred commissions in the amount of $1,035,000. Of the net proceeds from the initial public offering (including the over-allotment) and the private placement, we deposited $38,228,500 in the Trust Account for use in connection with the acquisition of an operating business. The interest earned on the amount deposited in the Trust Account is available to the Company to pay the income taxes on the earned income, and under the terms of the agreement for the Trust Account $600,000 was released for other permitted expenses in connection with the consummation of the business plan.

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

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of trust account was $40,089,063 which includes interest income from the US T-Bills that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the trust account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested for 3 months in a US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase a 3 month US T-Bill at an annualized interest rate of 3.67%. On December 28, 2007, the Company reinvested $40,314,411.17 to purchase a 3 month US T-Bill at an annualized interest rate of 3.22%. On March 27, 2008, the Company reinvested $40,919,000 to purchase a 6 month US T-Bill at an annualized interest rate of 1.378%.

Since December 20, 2006, the Company has paid to Shine Media Group Limited, an affiliate of David Y. Chen, our chief executive officer and president, an aggregate monthly fee of $10,000 for certain administrative, technology and secretarial services, as well as the use of certain limited office space in Shanghai. On July 12, 2005, Jean Chalopin, one of our board members, and Kilmer International Investments Limited, a wholly-owned entity of Robert Hersov, one of our board members, advanced to us a total of $170,000 to cover expenses related to the Public Offering. In connection with these loans, we issued notes to each of Mr. Chalopin and Kilmer International Investments Limited. These notes were payable with a 4% annual interest and were repaid out of the proceeds of our Public Offering. On August 9, 2006, Richard Chang, our non-executive chairman, David Y. Chen, our chief executive officer and director, and Hock S. Ong and Estelle Lau, each one of our executive officers, advanced to us an aggregate of $40,000 to cover additional expenses related to our Public Offering. These notes and the accrued interest thereon were repaid out of the proceeds of our Public Offering.

We sold Merriman Curhan Ford & Co., the representative of the underwriters, for $100, an option to purchase up to a total of 360,000 Units. The Units issuable upon exercise of this option are identical to those issued in our public offering except that the warrants included in the option have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the Public Offering). This option will also contain a cashless exercise feature that allows the holders of the option to use the appreciated value of the option to exercise the option without paying cash.

From inception through June 30, 2008, we earned net interest income of $2,064,294, most of which was earned on funds held in the Trust Account since the Public Offering.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2008, we used the following amounts from the proceeds of the Public Offering: $282,663 for professional fees and $119,308 for general and administrative expenses.

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

SHINE MEDIA ACQUISITION CORPORATION

August 13, 2008	By:	/s/ David Y. Chen
David Y. Chen Chief Executive Officer and President (principal executive officer)

August 13, 2008	By:	/s/ Hock S. Ong
Hock S. Ong Chief Financial Officer (principal financial and accounting officer)