Form 10-K/A
period 2007-12-31
Shine Media Acquisition Corp.
filed 2008-08-21
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

SHINE MEDIA ACQUISITION CORP.

 (Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

29 Level, Central Plaza
381 Huai Hai Zhong Road,
Shanghai 200020, China	200020
(Address of Principal	(Zip Code)
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

Documents Incorporated by Reference: none

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A is to respond to comments received from the Securities and Exchange Commission’s Division of Corporation Finance in its letter dated July 23, 2008 regarding our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (“Original Form 10-K”). This amendment amends the following:

• The Statement of Cash Flows has been revised to correct an error in the transfer from the Balance Sheet of Net loss of $505,454, as opposed to $702,723, for the period from inception to December 31, 2007. Accordingly, Increase in accrued offering expenses has been revised from $170,672 to $88,272 for the period from inception to December 31, 2007, and Increase in accrued expenses has been revised from $524,295 to $639,164 for the period from inception to December 31, 2007. There has been no change to Net cash used in operating activities;

• Item 9A(a). “Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting – Disclosure Controls and Procedures” has been revised to disclose the framework used by management to evaluate the effectiveness of internal control over financial reporting; and

• Item 9A(b). “Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting – Changes in Internal Control over Financial Reporting” is added to include the disclosure required by Item 308(c) of Regulation S-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 of Part IV.

There are no other changes to the Original Form 10-K thereto other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K. Furthermore, this Amendment No. 1 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-K.

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

Selection of target businesses and structuring of a business combination

Subject to the requirement that our initial business combination must be with one or more operating businesses with a collective fair market value that is at least 80% of our net assets at the time we acquire such company or obtain control, our management will have virtually unrestricted flexibility in identifying and selecting prospective target businesses in China. We are flexible with respect to identifying the number and characteristics of potential acquisition candidates and the acquisition structure we will use to effect a business combination or business combinations. We have not established any specific attributes or criteria (financial or otherwise) for the evaluation of prospective target businesses. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

●	Financial condition and results of operation;
●	Growth potential;
●	Experience and skill of management and availability of additional personnel;
●	Capital requirements;
●	Competitive position;
●	Barriers to entry into the media and advertising industry in China;
●	Stage of development of the products, processes or services;
●	Degree of current or potential market acceptance of the products, processes or services;
●	Proprietary features and degree of intellectual property or other protection of the products, processes or services;

●	Regulatory environment of the industry including foreign ownership restrictions; and
●	Costs associated with effecting the business combination.

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

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

(a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The evaluation of the internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of August 2008 at Shanghai, Peoples Republic of China.

Shine Media Acquisition Corp.

By:	/s/ David Y. Chen
David Y. Chen
Chief Executive Officer and President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Shine Media Inc.

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

See accompanying notes
to financial statements

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
STATEMENT OF CASH FLOWS

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the period from June 24, 2005 (Inception) to December 31, 2005	For the period from June 24 , 2005 (Inception) to December 31, 2007
Cash flows from operating activities
Net income (loss)	$648,254	$(136,906)	$(5,894)	$505,454

Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on funds held in trust	(1,173,244)	(13,652)	-	(1,186,896)
Increase in:
Accrued offering expenses	(88,272)	-	-	(88,272)
Other receivable	(1,631)	-	-	(1,631)
Deferred expenses	35,000	-	-	35,000
Accrued expenses	491,717	144,243	3,204	639,164
Prepaid	(81,236)	-	-	(81,236)
Net cash used in operating activities	(169,412)	(6,315)	(2,690)	(178,417)

Cash flows from investing activities
Payment to trust account	(5,211,000)	(33,917,500)	-	(39,128,500)
Net cash used in investing activities	(5,211,000)	(33,917,500)	-	(39,128,500)

Cash flows from financing activities
Proceeds from:
Notes payable, stockholders	-	40,000	170,000	210,000
Initial sale of common stock	-	-	25,000	25,000
Private placement	-	800,000	-	800,000
Public offering	-	36,000,000	-	36,000,000
Underwriter’s option	-	100	-	100
Underwriter’s overallotment	5,400,000		-	5,400,000
Management option	3,825		-	3,825
Increase/(Decrease) in due to stockholder	(57,410)	54,460	-	(2,950)
Payment of notes payable, stockholders	-	(210,000)	-	(210,000)
Payment of interest on notes payable, stockholders	-	(8,800)	-	(8,800)
Payment of offering costs	(189,000)	(2,043,637)	(127,134)	(2,359,771)
Net cash provided by financing activities	5,157,415	34,632,123	67,866	39,857,404

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

See accompanying notes to financial statements

STATEMENT OF STOCKHOLDERS’ EQUITY
(a development stage company)
SHINE MEDIA ACQUISITION CORP.

	For the Period from June 24, 2005 (Inception) to December 31, 2007
					Deficit
	Common Stock				Accumulated
			Additional Paid-In	Comprehensive	During the	Stockholders'
	Shares	Amount	Capital	Gain/loss	Development Stage	Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at $0.02 per share	1,500,000	$150	$24,850	-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106
Shares issued in private placement	133,333	13	799,985	-	-	800,000
Shares issued in public offering, net of offering costs	6,000,000	600	32,788,232	-	-	32,788,829
Shares reclassified to "common stock subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	$763	$27,012,869	-	$(142,800)	$26,870,831
Shares issued for underwriter's overallotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,826
Shares reclassified to "common stock (179,910) subject to possible redemption"	-	-	417,574	-	-	417,574
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)
Comprehensive Gain	-	-	-	19,390	-	19,390
Net income	-	-	-	-	648,254	648,254
Balance at December 31,2007	8,758,333	876	32,510,155	19,390	505,454	33,035,875

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