Form 10-Q/A
period 2008-03-31
Shine Media Acquisition Corp.
filed 2008-08-21
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A is to respond to comments received from the Securities and Exchange Commission’s Division of Corporation Finance in its letter dated July 23, 2008 regarding our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 5, 2008 (“Original Form 10-Q”). This amendment amends the following:

• The Statements of Cashflow has been revised to correct an error in the transfer from the Balance Sheet of Net income of $119,038, as opposed to $94,720, for the three month period ended March 31, 2008, and $624,492, as opposed to $600,174, for the period from inception to March 31, 2008. Accordingly, Increase in accrued expenses has been revised from $82,168 to $57,850 for the three month period ended March 31, 2008, and from $721,332 to $697,014 for the period from inception to March 31, 2008. There has been no change to Net cash used in operating activities; and

• The Section 302 certifications has been revised so as to comply with the language required by Item 601(31) of Regulation S-K.

There are no other changes to the Original Form 10-Q thereto other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-Q. Furthermore, this Amendment No. 1 on Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-Q.

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

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (Inception) to March 31, 2008
Unaudited

					Income/(deficit)
					Accumulated
	Common		Additional		During the
	Stock Shares	Amount	Paid-In Capital	Comprehensive Gain/loss	Development Stage	Stockholders' Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at US$0.01 per share	1,500,000	$150	$24,850	$-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106

Shares issued in private placement	133,333	13	799,985	-	-	800,000
Shares issued in public offering	6,000,000	600	32,788,232	-	-	32,788,829
Shares reclassified to "common stock (1,199,400) subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	763	27,012,869	-	(142,800)	26,870,831

Shares issued for underwriter's overallotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,825
Shares reclassified to "common stock (179,910) subject to possible redemption"	-	-	417,574	-	-	417,574
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)
Comprehensive gain	-	-	-	19,390	-	19,390
Net Income	-	-	-	-	648,254	648,254
Balance at December 31,2007	8,758,333	876	32,510,155	19,390	505,454	33,035,875

Comprehensive Loss	-	-	-	(35,959)	-	(35,959)
Net Income	-	-	-	-	119,038	119,038
Balance at March 31, 2008	$8,758,333	$876	$32,510,155	$(16,569)	$624,492	33,118,953

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENTS OF CASHFLOW
(Unaudited)

	Three month periods ended		For the period from June 24, 2005 (Inception) to March 31, 2008
	Mar 31,2008	Mar 31,2007
Cash flow from operating activities
Net income	$119,038	$332,625	$624,492
Adjustments to reconcile net income to net cash used in operating expenses:
Interest earned on funds held in trust	(324,593)	(449,508)	(1,511,489)

Increase in accrued offering expenses	-	(170,000)	(88,272)
Increase in other receivable	(3,883)	-	(5,514)
(Increase)/ decrease in prepaid expenses	17,500	(87,500)	(28,736)
Increase/ (decrease) in accrued expenses	57,850	(53,412)	697,014

Net cash used in operating activities	(134,088)	(427,795)	(312,505)

Cash flow from investing activities
Payment to trust account	-	(5,211,000)	(39,128,500)

Cash flows from financing activities
Proceeds from:
Initial sale of common stock	-	-	25,000
Private placement	-	-	800,000
Public offering	-	-	36,000,000
Underwriter's option	-	-	100
Underwriter's overallotment	-	5,400,000	5,400,000
Management option	-	3,825	3,825
Rceceipts (payments) to stockholder	2,952	(58,541)	2
Payment of offering costs	-	(189,000)	(2,359,771)
Payment of interest on notes payable, stockholders	-	-	(8,800)
Net cash provided by financing activities	2,952	5,156,284	39,860,356

Net increase (decrease) in cash & cash equivalents	(131,136)	(482,511)	419,351

Cash & cash equivalents, beginning of period	550,487	773,484	-
Cash & cash equivalents, end of period	$419,351	$290,973	$419,351

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

The Company also prepaid $9,047 to the CEO and the CFO as traveling and accommodation expenses.

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

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2007	11,158,358	$5.00	$5,244,429
Issued during the period	-	-	=
Expired	-	-	=
=Exercised	-	-	=
Outstanding March 31, 2008	11,158,358	$5.00	$6,360,264

Following is a summary of the status of warrants outstanding at March 31, 2008:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$5.00	11,158,358	2.75	$5.00	11,158,358	$5.00

NOTE 9 — COMMON STOCK RESERVED FOR ISSUANCE

At March 31, 2008, 15,146,666 shares of common stock were reserved for issuance upon exercise of options and warrants.

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

At of March 31, 2008, the Company is continuing its search process to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in the media and advertising industry with their principal operations and business in China.

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

Results of Operations for the Three Month Periods Ended March 31, 2008

For the three month periods ended March 31, 2008, we earned interest income of $325,411. For the same periods ended March 31, 2007, our interest income was $449,508. The interest income was mostly generated by the funds in the trust account into which the proceeds of our initial public offering (including over-allotment proceeds) and the December 2007 private placement and the exercise of the over-allotment option were deposited. Such income may only be released from the trust account to be used to pay the taxes thereon, and up to $600,000 of such income, subject to the tax obligations, may be released for use in connection with the identification and consummation of a business combination. This amount of $600,000 was released to the Company on June 28, 2007.

Our operating expenses during the three month were $145,051, of which $55,564 was for professional fees, $25,000 was for franchise tax and $64,487 was for other operating costs. We also have provided for $61,322 in income taxes. For the comparative period of 2006, we paid $26,274 for professional fees and $1,644 for franchise taxes and $88,945 for other operating costs.

The professional fee incurred during the three months ended March 31, 2008 were maintain a public listing company and to complete the acquisition of an operating business.

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

SHINE MEDIA ACQUISITION CORPORATION

August 21, 2008	By:	/s/ David Y. Chen
David Y. Chen Chief Executive Officer and President (principal executive officer)

August 21, 2008	By:	/s/ Hock S. Ong
Hock S. Ong Chief Financial Officer (principal financial and accounting officer)