Form 10-K/A
period 2007-12-31
Shine Media Acquisition Corp.
filed 2008-11-12
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

SHINE MEDIA ACQUISITION CORP.
 (Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

29 Level, Central Plaza
381 Huai Hai Zhong Road,
Shanghai 200020, China	200020
(Address of Principal	(Zip Code)
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

Documents Incorporated by Reference: none

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A is to respond to comments received from the Securities and Exchange Commission’s Division of Corporation Finance in its letter dated September 26, 2008 regarding our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008, as amended by Amendment No.1 filed with the SEC on August 21, 2008 (“Original Form 10-K”). This Amendment No. 2 amends the following:

• Item 9A. “Controls and Procedures” has been amended to revise management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007;

• The Statement of Cash Flows has been revised due to a reallocation between the years ended December 31, 2006 and 2007 of the interest paid to reflect the dates paid and accruals. The actual amount of aggregate interest for the cumulative period June 24, 2005 to December 31, 2007 did not change; and

• The Statement of Stockholders’ Equity has been revised to present the reclassification of 179,910 shares of common stock subject to possible redemption from a $417,574 increase to Additional Paid-In Capital to a $1,462,726 decrease to Additional Paid-In Capital. Accordingly, the Balance at December 31, 2007 of Additional Paid-In Capital has been revised from $32,510,155 to $30,629,855 and the Balance at December 31, 2007 of Stockholders’ Equity has been revised from $33,035,875 to $31,155,575. The appropriate corresponding changes have also been made to Paid-In Capital in excess of par and Total Stockholders' equity on the Balance Sheet for the period ended December 31, 2007. Total liabilities and stockholders' equity for this period did not change.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A under Item 15 of Part IV.

There are no other changes to the Original Form 10-K thereto other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 2 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K. Furthermore, this Amendment No. 2 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-K.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective because we failed to disclose the framework used by management to evaluate the effectiveness of internal control over financial reporting in our Original Annual Report. We remedied this failure of our disclosure controls and procedures by amending our Original Annual Report to disclose the framework used by management to evaluate the effectiveness of internal control over financial reporting. Since the ineffectiveness related solely to our failure to disclose the framework used by management, management otherwise believes that the financial information set forth in the financial statements was reliable and obtained on a timely basis. We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The evaluation of the internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11 day of November 2008 at Shanghai, Peoples Republic of China.

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

As discussed in Note 13, the financial statements for the year ended December 31, 2007 have been restated.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 01, 2008, except for Note 13, which is as of October 22, 2008

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

Goldstein Golub Kessler LLP
New York, New York
April 12, 2007

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash & cash equivalents	550,487	773,484
Cash in trust, restricted	$40,334,785	$33,931,152
Prepaid	47,867	-
Other receivable	2,952	-
Total assets	$40,936,091	$34,704,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$630,363	$138,647
Accrued offering costs	1,087,229	1,040,500
Due to stockholders	-	54,460
Total current liabilities	$1,717,592	$1,233,607

Common stock subject to possible redemption-1,379,310 shares at redemption value-restated	8,062,924	6,600,198

Total liabilities	$9,780,516	$7,833,805

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value, authorized 89,000,000 shares; issued and outstanding- 7,633,333 shares as at December 31, 2006, and 8,758,333 shares as at December 31,2007	876	763
Paid-in capital in excess of par-restated	30,629,855	27,012,868
Comprehensive gain	19,390	-
Retained earnings/(Accumulated deficit) during the development stage	505,454	(142,800)
Total stockholders’ equity-restated	31,155,575	26,870,831
Total liabilities and stockholders’ equity	$40,936,091	$34,704,636

See accompanying notes to financial statements

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
STATEMENT OF OPERATIONS

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the Period from June 24, 2005 (Inception) to December 31, 2005	For the Period from June 24, 2005 (Inception) to December 31, 2007
Operating costs

Professional fees	$(68,099)	$(34,500)	$-	$(102,599)

Franchise Tax	(63,164)	(102,500)	-	(165,664)

Other operating costs	(365,264)	(6,845)	(3,455)	(375,564)

Total operating costs	$(496,527)	$(143,845)	$(3,455)	$(643,827)

Interest Income	1,734,516	14,182	765	1,749,463

Interest Expense	-	(7,243)	(3,204)	(10,447)

Net income (loss)	$1,237,989	$(136,906)	$(5,894)	$1095,189

Provision for income tax	589,735	-	-	589,735

Net income(loss) after tax	$648,254	$(136,906)	$(5,894)	$505,454

Weighted average shares outstanding
Basic	8,675,114	1,567,215	1,500,000
Diluted	22,341,963	1,567,215	1,500,000

Net income (loss) per share
Basic	$0.07	$(0.09)	$(0.00)
Diluted	$0.03	$(0.09)	$(0.00)

See accompanying notes
to financial statements

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
STATEMENT OF CASH FLOWS

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the period from June 24, 2005 (Inception) to December 31, 2005	For the period from June 24 , 2005 (Inception) to December 31, 2007
Cash flows from operating activities
Net income (loss)	$648,254	$(136,906)	$(5,894)	$505,454

Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on funds held in trust	(1,173,244)	(13,652)	-	(1,186,896)
Increase in:
Accrued offering expenses	(88,272)	-	-	(88,272)
Other receivable	(1,631)	-	-	(1,631)
Deferred expenses	35,000	-	-	35,000
Accrued expenses- restated	493,364	144,243	3,204	640,811
Prepaid	(81,236)	-	-	(81,236)
Net cash used in operating activities-restated	(167,765)	(6,315)	(2,690)	(176,770)

Cash flows from investing activities
Payment to trust account	(5,211,000)	(33,917,500)	-	(39,128,500)
Net cash used in investing activities	(5,211,000)	(33,917,500)	-	(39,128,500)

Cash flows from financing activities
Proceeds from:
Notes payable, stockholders	-	40,000	170,000	210,000
Initial sale of common stock	-	-	25,000	25,000
Private placement	-	800,000	-	800,000
Public offering	-	36,000,000	-	36,000,000
Underwriter’s option	-	100	-	100
Underwriter’s overallotment	5,400,000		-	5,400,000
Management option	3,825		-	3,825
Increase/(Decrease) in due to stockholder	(57,410)	54,460	-	(2,950)
Payment of notes payable, stockholders	-	(210,000)	-	(210,000)
Payment of interest on notes payable, stockholders- restated	(1,647)	(8,800)	-	(10,447)
Payment of offering costs	(189,000)	(2,043,637)	(127,134)	(2,359,771)
Net cash provided by financing activities-restated	5,155,768	34,632,123	67,866	39,855,757

SHINE MEDIA ACQUISITION CORP.
(a development stage company)
STATEMENT OF CASH FLOWS
(Continued)

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the period from June 24, 2005 (Inception) to December 31, 2005	For the period from June 24 , 2005 (Inception) to December 31, 2007
Net increase in cash & cash equivalents	(222,997)	708,308	65,176	550,487
Cash & cash equivalents, beginning of period	773,484	65,176	-	-
Cash & cash equivalents, end of period	$550,487	$773,484	$65,176	$550,487

Supplemental disclosures:
Interest paid-restated	$1,647	$8,800	$-	$10,447
Income tax paid	$63,164	$102,000	$-	$165,664

Supplemental disclosure of non-cash financing activity
Increase in accrued offering costs	$(135,000)	$777,932	$262,568	$905,500

See accompanying notes to financial statements

STATEMENT OF STOCKHOLDERS’ EQUITY
(a development stage company)
SHINE MEDIA ACQUISITION CORP.

	For the Period from June 24, 2005 (Inception) to December 31, 2007
					Deficit
			Additional		Accumulated
	Common Stock		Paid-In	Comprehensive	During the	Stockholders'
	Shares	Amount	Capital	Gain/loss	Development Stage	Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at $0.02 per share	1,500,000	$150	$24,850	-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106
Shares issued in private placement	133,333	13	799,985	-	-	800,000
Shares issued in public offering, net of offering costs	6,000,000	600	32,788,232	-	-	32,788,829
Shares reclassified to "common stock subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	$763	$27,012,869	-	$(142,800)	$26,870,831
Shares issued for underwriter's overallotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,826
Shares reclassified to "common stock (179,910) subject to possible redemption"- restated	-	-	(1,462,726)	-	-	(1,462,726)
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)
Comprehensive Gain	-	-	-	19,390	-	19,390
Net income	-	-	-	-	648,254	648,254
Balance at December 31, 2007-restated	8,758,333	876	30,629,855	19,390	505,454	31,155,575

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

13. Restatement

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2007, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the common stock subject to possible redemption was not accounted properly. The Company decided to restate the financial statements for the year ended December 31, 2007 to give effect to the changes.

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET
	Reported	Restated
	2007	2007

Common stock subject to possible redemption-1,379,310 shares at redemption value	$6,182,624	$8,062,924

Paid-in capital in excess of par	32,510,155	30,629,855
Total stockholders’ equity	$33,035,875	$31,155,575

CONSOLIDATED STATEMENTS OF CASH FLOW
	Reported	Restated
	2007	2007

Accrued expenses	$491,717	$493,364
Net cash used in operating activities	(169,412)	(167,765)

Payment of interest on notes payable, stockholders	-	(1,647)
Net cash provided by financing activities	5,157,415	5,155,768

Supplemental disclosures:
Interest paid	-	1,647

CONSOLIDATED STATEMENTS OF CASH FLOW
	Reported	Restated
	2006	2006

Supplemental disclosures:
Interest paid	7,243	8,800

CONSOLIDATED STATEMENTS OF CASH FLOW	Reported	Restated
	For the	For the
	Period from June 24, 2005 (Inception) to December 31, 2005	Period from June 24, 2005 (Inception) to December 31, 2005

Supplemental disclosures:
Interest paid	3,204	-

CONSOLIDATED STATEMENTS OF CASH FLOW	Reported	Reported
	For the	For the
	Period from June 24, 2005 (Inception) to December 31, 2007	Period from June 24, 2005 (Inception) to December 31, 2007

Accrued expenses	$639,164	$640,811
Net cash used in operating activities	(178,417)	(176,770)

Payment of interest on notes payable, stockholders	(8,800)	(10,447)
Net cash provided by financing activities	39,857,404	39,855,757