Form 10-Q/A
period 2008-06-30
Shine Media Acquisition Corp.
filed 2008-11-12
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A-1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A is to respond to comments received from the Securities and Exchange Commission’s Division of Corporation Finance in its letter dated September 26, 2008 regarding our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 13, 2008 (“Original Form 10-Q”). This amendment amends Note 13 to Financial Statements to provide the disclosure required by FSP EITF 00-19-2.

In addition, subsequent to the issuance of the Company's financial statements for the year ended December 31, 2007, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the common stock subject to possible redemption was not accounted properly. The Company decided to restate the financial statements for the year ended December 31, 2007 to give effect to the changes which resulted in a change in the opening balances for the six month period ended June 30, 2008. The financial statements for the six month period ended June 30, 2008 have been restated to give effect to the changes to the opening balances. See Note 14 to the Financial Statements.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1 on Form 10-Q/A under Item 6.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash & cash equivalents	$162,185	$550,487
Cash in trust	40,750,526	40,334,785
Prepaid expenses	13,903	47,867
Due from stockholders	-	2,952
Total Assets	$40,926,615	$40,936,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$895,574	$630,363
Accrued offering costs	1,087,229	1,087,229
Total Current Liabilities	1,982,802	1,717,592

Common stock subject to possible redemption - 1,379,310 shares at redemption value- restated	8,062,924	8,062,924
Total Liabilities	10,045,726	9,780,516

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-

Common Stock, $0.0001 par value, authorized 89,000,000; issued and outstanding 8,758,333 shares as at June 30, 2008 and December 31, 2007	876	876
Paid-in capital in excess of par- restated	30,629,855	30,629,855
Comprehensive gain	110,679	19,390

Retained earnings during the development stage	139,479	505,454
Total stockholders' equity-restated	30,880,889	31,155,575
Total liabilities and stockholders' equity	$40,926,615	$40,936,091

See accompanying notes to these unaudited condensed financial statements

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
 (Unaudited)

					For the Period from June 24, 2005
	Three Month ended		Six Month ended		Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Operating Costs

Professional fees	$(282,663)	$(4,500)	$(338,227)	$(30,774)	$(440,826)

Franchise tax	(82,908)	(41,000)	(107,908)	(42,664)	(273,572)

Other operating costs	(119,308)	(52,138)	(183,796)	(141,083)	(559,360)

Total operating costs	(484,880)	(97,638)	(629,931)	(214,521)	(1,273,758)

Interest income/expense	(134)	498,666	325,277	948,174	2,064,294

Net income (loss)	(485,014)	401,028	(304,653)	733,653	790,536

Provision for income tax	-	249,442	61,322	249,442	651,057

Net income (loss) after tax	$(485,014)	$151,586	$(365,975)	$484,211	$139,479

** Weighted average shares outstanding (basic and Diluted)	8,758,333	8,758,333	8,758,333	8,608,333

Net income(loss) per share (basic and diluted)	$(0.06)	$0.02	$(0.04)	$0.06

** Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.
See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (Inception) to June 30, 2008
Unaudited

					Income/(deficit)
					Accumulated
	Common		Additional		During the
	Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Gain/loss	Stage	Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at US$0.01 per share	1,500,000	$150	$24,850	$-	$-	$25,000
Net loss	-	-	-	-	(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850	-	(5,894)	19,106

Shares issued in private placement	133,333	13	799,985	-	-	800,000

Shares issued in public offering	6,000,000	600	32,788,232	-	-	32,788,829
Shares reclassified to "common stock (1,199,400) subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-	-	(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	763	27,012,869	-	(142,800)	26,870,831

Shares issued for underwriter's overallotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,825
Shares reclassified to "common stock (179,910) subject to possible redemption"-restated	-	-	(1,462,726)	-	-	(1,462,726)
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)

Comprehensive gain	-	-	-	19,390	-	19,390
Net Income	-	-	-	-	648,254	648,254
Balance at December 31, 2007 - restated	8,758,333	876	30,629,855	19,390	505,454	31,155,575

Comprehensive Gain	-	-	-	91,289	-	91,289
Net Loss for the six months period ended June 30, 2008	-	-	-	-	(365,975)	(365,975)
Balance at June 30, 2008 - restated	$8,758,333	$876	$30,629,855	$110,679	$139,479	30,880,889

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

For accounting purposes, this transaction will be accounted for as a reverse merger, since the stockholders of China Grenscape will own a majority of the issued and outstanding shares of common stock of Shine Media, and the directors and executive officers of China Grenscape will become the directors and executive officers of Shine Media. This acquisition will be accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of China Grenscape will acquire majority of the outstanding shares of the Company. The historical financial statements will be those of China Grenscape.

Under the terms of the acquisition agreement with the shareholders of China Greenscape, we are required to provide registration rights for certain of the common stock to be issued to designated China Greenscape shareholders within a definitive time period. If we do not meet our obligations under the registration rights, those China Greenscape shareholders will be entitled to liquidated damages in the form of Shine's common stock to the amount of 1.0% of total registerable sercurities for every month of delay.

We have assessed the risks of incurring those liquidated damages and because we believe that we will be able to satisfy the registration rights within the specified time period, we believe that we will not be liable for any liquidated damages.

As of June 30, 2008, the acquisition described above has not been consummated.

NOTE 14 — RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2007, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the common stock subject to possible redemption was not accounted properly. The Company decided to restate the financial statements for the year ended December 31, 2007 to give effect to the changes which resulted in a change in the opening balances for the six month period ended June 30, 2008. The financial statements for the six month period ended June 30, 2008 have been restated to give effect to the changes to the opening balances.

The effect of the restatements is as follows:

CONSOLIDATED BALANCE SHEET
	Reported	Restated
	June 2008	June 2008

Common stock subject to possible redemption-1,379,310 shares at redemption value	$6,182,624	$8,062,924

Paid-in capital in excess of par	32,510,155	30,629,855
Total stockholders’ equity	$32,761,189	$30,880,889

CONSOLIDATED BALANCE SHEET
	Reported	Restated
	2007	2007

Common stock subject to possible redemption-1,379,310 shares at redemption value	$6,182,624	$8,062,924

Paid-in capital in excess of par	32,510,155	30,629,855
Total stockholders’ equity	$33,035,875	$31,155,575

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

SHINE MEDIA ACQUISITION CORPORATION

November 12, 2008	By:	/s/ David Y. Chen
David Y. Chen Chief Executive Officer and President (principal executive officer)

November 12, 2008	By:	/s/ Hock S. Ong
Hock S. Ong Chief Financial Officer (principal financial and accounting officer)