Form 10-Q
period 2008-09-30
Shine Media Acquisition Corp.
filed 2008-11-13
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number: 001-32685

Shine Media Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3086866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

There were 8,758,333 shares of the Registrant’s common stock issued and outstanding as of November 14, 2008.

Shine Media Acquisition Corporation Index to Form 10-Q

Part I.	Financial Information	3

	Item 1. Financial Statements	3

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007(Audited)	3

	Statements of Income for the three month and nine month periods ended September 30, 2008 and 2007 and the period from inception to September 30, 2008 (Unaudited)	4

	Statements of stockholders’ equity for the period from inception to September 30, 2008 (Unaudited)	5

	Statements of Cash Flow for the nine month periods ended September 30, 2008 and 2007 and the period from inception to September 30, 2008 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4. Controls and Procedures	23

Part II.	Other Information	24

	Item 1. Legal Proceedings	24

	Item 1A. Risk Factors	24

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3. Defaults Upon Senior Securities	24

	Item 4. Submission of Matters to a Vote of Security Holders	24

	Item 5. Other Information	25

	Item 6. Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	( Unaudited)	(Audited)
ASSETS

Current assets:
Cash & cash equivalents	$163,919	$550,487
Cash in trust	40,263,643	40,334,785
Prepaid	21,301	47,867
Due from stockholders	-	2,952
Total Assets	$40,448,863	$40,936,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses & other payable	$871,621	$630,363
Accrued offering costs	1,087,229	1,087,229
Notes payable- related parties	80,000	-
Total Current Liabilities	2,038,850	1,717,592

Common stock subject to possible redemption - 1,379,310 shares at redemption value-- restated as of December 31, 2007	8,048,702	8,062,924
Total Liabilities	10,087,552	9,780,516

Commitments	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued and outstanding	-	-
Common Stock, $0.0001 par value, authorized 89,000,000; issued and outstanding - 8,758,333 shares as at September 30, 2008 and December 31, 2007	876	876
Paid-in capital in excess of par- restated as of December 31, 2007	30,644,076	30,629,855
Comprehensive gain (loss)	(46,410)	19,390
Retained earnings/(accumulated deficit) during the development stage	(237,231)	505,454
Total stockholders' equity	30,361,311	31,155,575
Total liabilities and stockholders' equity	$40,448,863	$40,936,091

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Month Periods ended		Nine Month Periods ended		For the Period from June 24, 2005 (Inception) to Sep 30, 2008
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Operating Costs

Professional fees	$(363,252)	$(11,404)	$(701,479)	$(42,178)	$(804,078)

Franchise tax	(56,993)	(20,500)	(164,901)	(63,164)	(330,565)

Other operating costs	(294,781)	(96,552)	(478,576)	(237,635)	(854,140)

Total operating costs	(715,026)	(128,456)	(1,344,956)	(342,977)	(1,988,783)

Interest income, net	276,995	464,845	602,272	1,413,019	2,341,288

Net income (loss) before income tax	(438,031)	336,389	(742,684)	1,070,042	352,505

Provision for income tax	-	158,047	-	407,489	589,735

Net income(loss)	$(438,031)	$178,342	$(742,684)	$662,553	$(237,230)

** Weighted average shares outstanding (basic and diluted)	8,758,333	8,758,333	8,758,333	8,659,068

Net income (loss) per share (basic and diluted)	$(0.05)	$0.02	$(0.08)	$0.08

** Basic and diluted weighted average number of shares outstanding are equivalent because the effect of dilutive securities is anti-dilutive.

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from June 24, 2005 (Inception) to September 30, 2008
(Unaudited)

					Retained Earnings/ (Accumulated Deficit)
	Common		Additional		During the
	Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Gain/loss	Stage	Equity

Balance at June 24, 2005 (Inception)
Common shares issued at July 12,2005 at US$0.01 per share	1,500,000	$150	$24,850	$-	$-	$25,000
Net loss	-	-	-		(5,894)	(5,894)
Balance at December 31, 2005	1,500,000	150	24,850		(5,894)	19,106

Shares issued in private placement	133,333	13	799,985	-	-	800,000
Shares issued in public offering	6,000,000	600	32,788,232	-	-	32,788,829
Shares reclassified to "common stock (1,199,400) subject to possible redemption"	-	-	(6,600,198)	-	-	(6,600,198)
Net loss	-	-	-		(136,906)	(136,906)
Balance at December 31, 2006	7,633,333	763	27,012,869	-	(142,800)	26,870,831

Shares issued for underwriter's overallotment	900,000	90	5,210,910	-	-	5,211,000
Shares issued for management option	225,000	23	3,803	-	-	3,825
Shares reclassified to "common stock (179,910) subject to possible redemption"	-	-	(1,462,726)	-	-	(1,462,726)
Deferred underwriter’s commission	-	-	(135,000)	-	-	(135,000)
Comprehensive Gain	-	-	-	19,390	-	19,390
Net Income	-	-	-	-	648,254	648,254
Balance at December 31,2007	8,758,333	876	30,629,855	19,390	505,454	31,155,575

Comprehensive Gain	-	-	-	(65,800)	-	(65,800)
Reclassification for "common stock subject to possible redemption"			14,221			14,221
Net Loss for the nine month period ended September 30, 2008	-	-	-	-	(742,684)	(742,684)
Balance at September 30, 2008	8,758,333	$876	$30,644,076	$(46,410)	(237,231)	$30,361,311

See accompanying notes to these unaudited condensed financial statements.

SHINE MEDIA ACQUISITION CORPORATION
(a development stage company)
STATEMENT OF CASHFLOWS
(Unaudited)

	Nine Month Periods ended
	September 30, 2008	September 30, 2007	For the Period from June 24, 2005 (Inception) to September 30, 2008
Cash flow from operating activities
Net income/(loss)	$(742,684)	662,553	$(237,230)

Adjustments to reconcile net income (loss) to net cash (used in)/
operating expenses:
Interest earned on funds held in trust	5,342	(811,458)	(1,181,554)
Amortisation of prepaid insurance cost	35,000	-	70,000
Changes in Assets & Liabilities:
Increase in accrued offering expenses	-	(170,672)	(88,272)
Decrease in other receivable	3,587	(4,229)	1,956
Increase in Prepaid expenses	(12,020)	(63,736)	(93,256)
Increase in Accrued expenses	241,253	313,740	880,421
Net cash (used in) by operating activities	(469,520)	(73,802)	(647,935)

Cash flow from investing activities
Payment to trust account	-	(5,211,000)	(39,128,500)

Cash flows from financing activities
Proceeds from:
Initial sale of common stock	-	-	25,000
Private placement	-	-	800,000
Public offering	-	-	36,000,000
Underwriter's option	-	-	100
Underwriter's overallotment	-	5,400,000	5,400,000
Management option	-	3,825	3,825
Receipts/(payments) from/to stockholder	82,952	(57,410)	80,000
Payment of offering costs	-	(189,000)	(2,359,771)
Payment of interest on notes payable, stockholders		-	(8,800)
Net cash provided by financing activities	82,952	5,157,415	39,940,354

Net increase/(decrease) in cash & cash equivalents	(386,568)	(127,387)	163,919

Cash & cash equivalents, beginning balance	550,487	773,484	-
Cash& cash equivalents, ending balance	$163,919	$646,097	$163,919

Supplemental disclosures:
Interest paid	$-	$-	$10,447
Income tax paid	$-	$-	$-
Supplemental disclosures of non-cash financing activity:
Increase in accrued offering cost	$-	$-	$1,004,829

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

The company has not acquired an entity as of September 30, 2008. The Company has selected December 31 as its fiscal year end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The balance sheet at September 30, 2008, statement of operations for the three month periods and nine month periods ended September 30, 2008 and 2007 and for the period from inception to September 30, 2008, and statement of cash flows for the nine month periods ended September 30, 2008 and 2007 and for the period from inception to September 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operation for the three and nine month periods ended September 30, 2008 and 2007 and for the period from inception to September 30, 2008, the statement of cash flows for the nine month periods ended September 30, 2008 and 2007 and for the period from inception to September 30, 2008.

Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year ended December 31, 2008. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

As of September 30, 2008, the acquisition described above has not been consummated.

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

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company’s planned principal operations have not commenced, and, accordingly, no revenue has been derived during this period.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of the Trust Account was $40,089,063 which included interest income from the US T-Bill that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the Trust Account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested for 3 months in a US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase a 3 month US T-Bill at an annualized interest rate of 3.67%. On December 28, 2007, the Company reinvested $40,314,411 to purchase a 3 month US T-Bill at an annualized interest rate of 3.22%. On March 27, 2008, the Company reinvested $40,919,000 to purchase a 6 month US T-Bill at an annualized interest rate of 1.378%. On August 15, 2008, the Company paid federal income tax on interest income earned from the Trust Account amounting to $607,595. This payment was paid from funds released from the Trust Account. On September 25, 2008, the Company reinvested $40,309,422, to purchase a 2 month US T-Bill at an annualized interest rate of 0.053%.

As of September 30, 2008, the balance of Trust Account was $40,263,643.

NOTE 6 — PREPAID

In January 2007, the Company signed a Directors and Officers liability insurance contract which covers 18 months from December 20, 2006 to June 20, 2008. The total value of the contract is $105,000 and was paid in full in January 2007. This expense must be amortized within 18 months. As of September 30, 2008, the entire expense has been amortized and the net balance was zero.

The Company prepaid $10,000 to its printer to cover the costs of SEC fillings and printing expenses related to the SEC filings. As of September 30, 2008, the balance was $7,703.

The Company also prepaid $7,718 to directors and officers as traveling and accommodation expenses.

NOTE 7 - NOTE PAYABLE- RELATED PARTY

On August 15, 2008, the Company signed promissory note liability contracts of $20,000 each with five stockholders. The principal amount together with accrued interest at rate of 8.5% annually will be repayable on the date which the Company consummates an acquisition that permits the release of the Trust Fund. As of Spetember 30, 2008, the Company had received $80,000 in total. The Company recorded $567 as interest on the above notes for the three and nine month periods ended September 30, 2008.

NOTE 8 - ACCRUED EXPENSES & OTHER PAYABLE

As of September 30, 2008, accrued expenses comprised of the following:.

Legal & professional	$605,069
Accrued administrative expenses	30,000
Accrued consulting fee	30,601
Accrued tax	147,042
Accrued interest	567
Other payable	58,342
Balance as of September 30, 2008	871,621

NOTE 9 — STOCKHOLDERS’ EQUITY

In connection with the Public Offering, the Company paid an underwriting discount of 3.5% of the gross offering proceeds and a nonaccountable expense allowance of 1.0% of the gross offering proceeds, to the underwriters at the closing of the Public Offering. The underwriters have agreed to defer additional underwriting fees (inclusive of interest, net of taxes payable) equal to 2.5% of the gross proceeds of the offering, or approximately $900,000 (assuming no exercise of the over-allotment option), until the consummation of the initial business combination. On January 25, 2007, the Company consummated the sale of 900,000 units pursuant to the exercise of the over-allotment option the Company granted to the underwriters of the Company’s initial public offering. The underwriters also agreed to deposit $135,000 of deferred underwriting compensation into the trust account. Upon the consummation of the initial business combination, the Company will pay such deferred fees held in trust at JPMorgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company acting as trustee, and that amount will not be available for use to acquire an operating business. In the event that a business combination is not consummated within the required time period, that amount will be included in the distribution to the public stockholders of the proceeds held in trust.

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

The Company accounts for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the offering resulting in a charge directly to stockholders’ equity and a credit to paid-in capital, and, accordingly, there will be no net impact on its financial position or results of operations, except for recording the receipt of the $100 payment at the time of the sale of the option. The Company estimated that the fair value of this option is $452,921 using the Black-Scholes option-pricing model. The fair value of the option is estimated using the following assumptions: (1) expected volatility of 28.0%, (2) a risk-free interest rate of 4.92%, and (3) a contractual life of four years. However, because the units do not have a trading history, the expected volatility is based on information currently available to management. The expected volatility was derived by analyzing the volatility over a four-year period for the stock prices of selected companies listed in the USX China Index, a modified market capitalization average index comprised of U.S. exchange listed securities of companies which derive a majority of their revenues within China and taking the simple average of such volatilities. The assumption of a contractual life of four years is based on the maximum term during which the option may be exercisable, and during which the option may be sold, assigned, pledged or hypothecated, other than to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. Although an expected life of four years was used in the calculation of the fair value of the option, if the Company does not consummate a business combination within the prescribed time period and we liquidate, the option will become worthless.

On April 27, 2006 the Company granted options to its founding shareholders and directors to maintain their ownership of 20% of the outstanding shares (including the shares purchased in the private placement) after the Public Offering in the event that the underwriters exercised their over allotment option. Such options had an exercise price of $0.017 per share and vested upon the exercise of the over-allotment options given to the underwriters in the Public Offering. On January 25, 2007, the over-allotment option was fully exercised by the underwriters. Thereafter, the Pre-IPO Stockholders elected to fully exercise their options. The Company issued 225,000 shares of common stock to those Pre-IPO Stockholders and received net proceeds of $3,825.

As of September 30, 2008, the Company had authorized 89,000,000 shares of common stock, par value $0.0001 per share. Number of shares issued and outstanding was 8,758,333. Number of warrants issued and outstanding was 12,066,026.

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2007	11,158,358	$5.00	$5,244,429
Issued during the period	-	-	-
Units converted during the period	907,668	5.00
Expired	-	-	-
Exercised	-	-	-
Outstanding September 30, 2008	12,066,026	$5.00	$6,636,314

Following is a summary of the status of warrants outstanding at September 30, 2008:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$5.00	12,066,026	2.22	$5.00	12,066,026	$5.00

On December 27, 2006, the Company consummated its Public Offering by selling 6,000,000 Units at a price of $6.00 per Unit to the public. Each ‘Unit’ comprises of 1 share of common stock and two warrants. During the quarter ended September 30, 2008, 907,668 warrants were converted and the balance outstanding is 12,066,026.

NOTE 10 — COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2008, 15,146,666 shares of common stock were reserved for issuance upon exercise of options and warrants.

NOTE 11 — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

NOTE 12 — COMMITMENTS

Subsequent to December 20, 2006, the effective day of our Public Offering, the Company agreed to pay to Shine Media Group Limited, an affiliate of David Y. Chen, the Company’s Chief Executive Officer and President, an aggregate of $10,000 a month for 24 months for office space in Shanghai as well as certain administrative, technology and secretarial services and expenses.

NOTE 13 -— INCOME TAXES

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

The following is the detail of income tax expense:

09/30/ 2008	U.S.	State	Total
Current	$(252,510)	$-	$(252,510)
Deferred	252,510	-	252,510
Total	$-	$-	$-

09/30/2007	U.S.	State	Total
Current	$407,489	$0	$407,489
Deferred	-	-	-
Total	$407,489	$0	$407,489

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	09/30/2008	09/30/2007
US statutory tax rate	(34)%	34%
Temporary differences	34	4
Effective rate	0%	38%

The following table summarizes the significant components of our deferred tax asset at September 30, 2008 and December 31 2007:

	September 30, 2008	Dec 31, 2007
Deferred tax asset
Deferred tax carry forward	$80,659	$-
Valuation allowance	$(80,659)	$-
Net deferred tax asset	$-	$-

We recorded an allowance of 100% for its net operating loss carry forward due to the uncertainty of its realization.

NOTE 14 -— STOCK PURCHASE AGREEMENT

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

Under the terms of the Agreement, immediately after the closing date, Shine will merge with and into Resources, with Resources being the surviving and continuing company, under British Virgin Islands law. Each outstanding share of common stock of Shine will be exchanged for one ordinary share of Resources, each outstanding warrant to purchase shares of common stock of Shine will be assumed by Resources by operation of law, and will be exercisable on the same terms for one ordinary share of Resources. Resources will acquire all the outstanding ordinary shares of Greenscape (“Share Transfer”), and the outstanding Class B and Class D preferred will be contributed to capital and cancelled, and any outstanding options and warrants will be terminated and Resources, when permitted by securities laws, will seek to acquire all the outstanding Class A and Class C preferred stock of Greenscape.

Immediately after the transaction, all the ordinary shares of Resources will be held by the former stockholders of Shine and the former shareholders of Greenscape, Resources will be a publicly reporting company, registered under the United States federal securities laws.

For accounting purposes, this transaction will be accounted for as a reverse merger, since the stockholders of China Greenscape will own a majority of the issued and outstanding shares of common stock of Shine Media, and the directors and executive officers of China Greenscape will become the directors and executive officers of Shine Media. This acquisition will be accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of China Greenscape will acquire majority of the outstanding shares of the Company. The historical financial statements will be those of China Greenscape.

As of September 30, 2008, the acquisition described above has not been consummated.

NOTE 15- RESTATEMENT

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

Overview

We are blank check company organized under the laws of the State of Delaware on June 24, 2005. We were formed to acquire direct or indirect ownership through a merger, capital stock exchange, asset or stock acquisition or other similar business combination, or control through contractual arrangements, of one or more operating businesses in China. Our original intention was to seek an acquisition opportunity within the media and advertising industry in China. We broadened our search for an appropriate business acquisition opportunity. On May 8, 2008, we entered into a Stock Purchase Agreement (“Agreement”) under which we will acquire all the ordinary shares of China Greenscape Co., Ltd. (“Greenscape”), a company formed under the laws of the British Virgin Islands. The principal subsidiary of Greenscape is Jiangsu Sunshine Zoology and Forestry Development Co., Ltd. (“JSZF”), a company organized and existing under the laws of the Peoples Republic of China (“PRC” or “China”), and wholly owned by Greenscape. As of September 30, 2008, this acquisition has not been consummated and there can be no assurances that it will be consummated. Our certificate of incorporation does not require us to seek a business combination within any specific industry; therefore we believe we are permitted under its terms to expand our search to industries outside the media and advertising industries and ultimately to conclude an acquisition in another industry.

Our initial business combination must be with one or more operating businesses whose fair market value, collectively, is equal to at least 80% of our net assets at the time of such acquisition. This business combination may be accomplished by identifying and acquiring a single business or multiple operating businesses contemporaneously.

We intend to utilize cash derived from the proceeds of our Public Offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

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

Results of Operations for the Nine Month Periods Ended September 30, 2008 and September 30, 2007

For the nine month period ended September 30, 2008, we earned interest income of $602,272. For the same period ended September 30, 2007, our interest income was $1,413,019. The interest income was mostly generated by the funds in the Trust Account into which the proceeds of our initial public offering (including over-allotment proceeds), the December 2007 private placement and the exercise of the over-allotment option were deposited. Such income may only be released from the Trust Account to be used to pay the taxes thereon, and up to $600,000 of such income, subject to the tax obligations, may be released for use in connection with the identification and consummation of a business combination. This amount of $600,000 was released to the Company on June 28, 2007.

Our operating expenses during the nine month period ended September 30, 2008 were $1,344,956 of which $701,479 was for professional fees, $164,901 was for franchise tax and $478,576 was for other operating costs. For the comparative period of 2007, we paid $42,178 for professional fees and $63,164 for franchise taxes and $237,635 for other operating costs.

The professional fee and other operating costs incurred during the nine months ended September 30, 2008 were maintain a public listing company and to complete the acquisition of an operating business.

We had a net loss of $742,684 for the nine month periods ended September 30, 2008 as compared to a net gain of $662,553 during the same period of 2007.

Results of Operations for the Three Month Periods Ended September 30, 2008 and September 30, 2007

For the three month periods ended September 30, 2008, we earned interest income of $276,995. For the same periods ended September 30, 2007, our interest income was $464,845. Most of our interest income was earned on funds held in the Trust Account.

Our operating expenses during the three month period were $715,026, of which $363,252 was for professional fees, $56,993 was for franchise taxes and $294,781 was for other operating costs. For the comparative period of 2007, we had operating costs of $128,456. This includes professional fees of $11,404, franchise taxes of $20,500 and other operating costs of $96,552.

We had a net loss of $438,031 for the three month period ended September 30, 2008 as compared to a net gain of $178,342 during the same period of 2007.

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

On December 28, 2006, the Company purchased $34,766,000 of a US Treasury Bill (T-Bill) which was due on June 28, 2007 which paid interest at an annualized interest rate of 4.83%. The total cost was $33,917,089. On January 25, 2007, $5,211,000 was used to purchase the same US T-Bill which paid interest at an annualized interest rate of 4.91%. On June 28, 2007, the balance of Trust Account was $40,089,063 which includes interest income from the US T-Bills that matured on June 28, 2007. On June 28, 2007, the Company withdrew $600,000 from the Trust Account for business, legal and accounting due diligence expenses on prospective business combinations and continuing operating expenses. After deducting $600,000 for working capital, $39,488,432 was reinvested for 3 months in a US T-Bill at an annualized interest rate of 4.60%. On September 28, 2007, the Company reinvested $39,953,218 to purchase a 3 month US T-Bill at an annualized interest rate of 3.67%. On December 28, 2007, the Company reinvested $40,314,411.17 to purchase a 3 month US T-Bill at an annualized interest rate of 3.22%. On March 27, 2008, the Company reinvested $40,919,000 to purchase a 6 month US T-Bill at an annualized interest rate of 1.378%. On September 25, 2008, the Company reinvested $40,309,422, to purchase a 2 month US T-Bill at an annualized interest rate of 0.053%.

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

From inception through September 30, 2008, we earned net interest income of $2,341,288, most of which was earned on funds held in the Trust Account since the Public Offering.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2008, we used the following amounts from the proceeds of the Public Offering: $363,252 for professional fees and $295,099 for general and administrative expenses.

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