Form 10-K/A
period 2007-12-31
Shine Media Acquisition Corp.
filed 2008-12-08
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 3)

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

Documents Incorporated by Reference: none

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Original Annual Report”), which was subsequently amended by Amendment No. 1, filed with the SEC on August 21, 2008, and by Amendment No. 2, filed with the SEC on November 12, 2008. This Amendment revises management’s conclusion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 in Item 9A. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

TABLE OF CONTENTS

		Page
	PART II

Item 9A.	Controls and Procedures	3

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	5

PART II

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December  31, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective because (i) we failed to disclose the framework used by management to evaluate the effectiveness of internal control over financial reporting in our Original Annual Report and (ii) that the financial statements had a mistake in (A) the Statement of Cash Flows and the supplemental information thereto for 2007 and the cumulative period ended December 31, 2007, by not reporting $1,647 of interest paid in 2007, and (B) the Statement of Stockholders’ Equity for 2007 and the cumulative period ended December 31, 2007, by reporting the reclassification of 179,910 shares of common stock subject to possible redemption as an $417,574 increase to Additional Paid-In Capital instead of a $1,462,726 decrease to Additional Paid-In Capital.

We remedied the failure of our disclosure controls and procedures by amending our Original Annual Report to disclose the framework used by management to evaluate the effectiveness of internal control over financial reporting.  We also remedied the failure of our disclosure controls and procedures by restating our financial statements for the reporting of interest paid in 2007 and the reclassification of 179,910 shares of common stock subject to possible redemption.

Remediation

During October 2008, management implemented additional review procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act and methodology to review the statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The evaluation of the internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our internal control over financial reporting was not effective because of the above disclosed material weaknesses.

Despite the assessment that the system of internal control over financial reporting was ineffective and the above disclosed material weaknesses, management believes that the financial statements contained in this Form 10-K filed with the SEC fairly present our financial position and results of operations for the years covered thereby in all material respects.

3

No Attestation Report

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

 Changes in Internal Control Over Financial Reporting

During the fourth quarter of period covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of December 2008.

SHINE MEDIA ACQUISITION CORP.

By:	/s/ David Y. Chen
David Y. Chen
Chief Executive Officer and President

5