Form 10-Q/A
period 2008-03-31
Shine Media Acquisition Corp.
filed 2008-12-08
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on May 5, 2008 (the “Original Quarterly Report”), which was subsequently amended by Amendment No. 1, filed with the SEC on August 21, 2008. This Amendment revises management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008 in Item 4. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

TABLE OF CONTENTS

		Page
	PART I

Item 4.	Controls and Procedures	3

	PART II

Item 6.	Exhibits	4

PART I

Item 4. Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective because (A) our annual financial statements for the year ended December 31, 2007 had a mistake in (i) the Statement of Cash Flows and the supplemental information thereto by not reporting $1,647 of interest paid in 2007; and (ii) the Statement of Stockholders’ Equity by reporting the reclassification of 179,910 shares of common stock subject to possible redemption as an $417,574 increase to Additional Paid-In Capital instead of a $1,462,726 decrease to Additional Paid-In Capital; and (B) our interim financial statements for the period ended March 31, 2008 needed to be restated to give effect to the changes to the opening balances as a result of the above-mentioned restatement of our financial statements for the year ended December 31, 2007, and to correct a mistake in the Statement of Cash Flows by under reporting net income (and consequently over reporting increase in accrued expenses) by $24,318 for the three month period ended March 31, 2008.
We remedied the failure of our disclosure controls and procedures by amending our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and reissuing our annual financial statements for the year ended December 31, 2007 and our interim financial statements for the period ended March 31, 2008, respectively, to correct these errors.

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

3

PART II

Item 6. Exhibits

Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of December 2008.

SHINE MEDIA ACQUISITION CORP.

By:	/s/ David Y. Chen
David Y. Chen
Chief Executive Officer and President

4