Form 10-Q/A
period 2008-06-30
Shine Media Acquisition Corp.
filed 2008-12-08
CIK 1332741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on August 13, 2008 (the “Original Quarterly Report”), which was subsequently amended by Amendment No. 1, filed with the SEC on November 12, 2008. This Amendment revises management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008 in Item 4. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective because (A) our annual financial statements for the year ended December 31, 2007 had a mistake in (i) the Statement of Cash Flows and the supplemental information thereto by not reporting $1,647 of interest paid in 2007; and (ii) the Statement of Stockholders’ Equity by reporting the reclassification of 179,910 shares of common stock subject to possible redemption as an $417,574 increase to Additional Paid-In Capital instead of a $1,462,726 decrease to Additional Paid-In Capital; (B) our interim financial statements for the period ended March 31, 2008 needed to be restated to give effect to the changes to the opening balances as a result of the above-mentioned restatement of our financial statements for the year ended December 31, 2007, and to correct a mistake in the Statement of Cash Flows by under reporting net income (and consequently over reporting increase in accrued expenses) by $24,318 for the three month period ended March 31, 2008; and (C) our interim financial statements for the period ended June 30, 2008 needed to be restated to give effect to the changes to the opening balances as a result of the above-mentioned restatement of our financial statements for the year ended December 31, 2007, and Note 13 thereto needed to be revised to provide the additional disclosure required by FSP EITF 00-19-2.

We remedied the failure of our disclosure controls and procedures by amending our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the period ended March 31, 2008, and our Quarterly Report on Form 10-Q for the period ended June 30, 2008 and reissuing our annual financial statements for the year ended December 31, 2007, our interim financial statements for the period ended March 31, 2008, and our interim financial statements for the period ended June 30, 2008, respectively, to correct these errors.

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